Form 10-K
period 1993-12-31
INFINITY BROADCASTING CORP
filed 1994-03-31
CIK 792863

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                     ------------------------
                             FORM 10-K
                     ------------------------

        Annual Report Pursuant To Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993   Commission file number 0-14702

               INFINITY BROADCASTING CORPORATION
     (Exact name of registrant as specified in its charter)


          Delaware                                       13-2766282
   (State of incorporation)                         (I.R.S. Employer
                                                     Identification No.)

                            600 Madison Avenue
                         New York, New York 10022
                 (Address of principal executive offices)

                              (212) 750-6400
              Registrant's telephone number, including area code

                          ------------------------

          Securities registered pursuant to Section 12 (b) of the Act:

                                                         Name of each exchange
Title of Each Class                                      on which registered
- - -------------------                                      -------------------
Class A Common Stock,                                      NASDAQ National
par value $.002 per share                                  Market System

                            ------------------------

          Securities registered pursuant to Section 12 (g) of the Act:

                   10 3/8% Senior Subordinated Notes Due 2002
                                (Title of class)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes _x_ No___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1994 was approximately $811,482,437. As of March 18, 1994, 28,477,720 shares of Class A Common Stock, 3,990,621 shares of Class B Common Stock, and 496,114 shares of Class C Common Stock were issued and outstanding.

     Documents Incorporated By Reference--The registrant's definitive Proxy Statement (to be filed pursuant to Regulation 14 A) is incorporated by reference into Part III of the Form 10-K for the fiscal year ended
December 31, 1993.


- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------
                               TABLE OF CONTENTS
                                    VOLUME I



PART I
- - ------------
ITEM 1.       BUSINESS..............................................    1
ITEM 2.       PROPERTIES............................................   11
ITEM 3.       LEGAL  PROCEEDINGS....................................   12
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   12

PART II
- - ------------
ITEM 5.       MARKET FOR THE REGISTRANT'S  COMMON EQUITY
              AND RELATED STOCKHOLDER  MATTERS......................   12
ITEM 6.       SELECTED FINANCIAL DATA...............................   13
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...................   14
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........   16
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...................   16

PART III
- - ------------  The information required in this Part is incorporated by reference from the registrant's definitive proxy
              statement (to be filed pursuant to Regulation 14A).      17


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....
ITEM 11.      EXECUTIVE COMPENSATION................................
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT............................................
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........

PART IV
- - ------------
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K...........................................   17

              SIGNATURES............................................   30


                                    VOLUME II


              EXHIBITS


                                   PART I
ITEM 1. BUSINESS

BACKGROUND

     Infinity Broadcasting Corporation (the "Company" or "Infinity") is the largest company in the United States whose business is exclusively devoted to radio broadcasting. It is one of only two companies able to offer advertisers a radio listening audience in each of the nation's top ten radio markets (the other being CBS, Inc.). Based on information contained in Duncan's Radio Market Guide (1994 ed.), and adjusting for the pro forma effect of the 1993 Acquisitions (as defined below), Infinity would have ranked first in total radio revenues in 1993 among all companies owning radio stations in the United States. The Company serves markets accounting for approximately $2.4 billion in radio advertising revenues, representing approximately 27% of the total radio advertising expenditures in the United States in 1993. Upon completion of the acquisitions of WPGC-AM/FM and WXYT-AM referred to below, Infinity would own and operate 26 radio stations serving 13 of the nation's largest radio markets.

     Since Infinity acquired its first radio station in May 1973, it has expanded by acquiring and developing underperforming stations in the nation's largest media markets, where the greatest proportion of radio advertising dollars is spent. The Company believes that its presence in large markets makes it attractive to advertisers and that the overall diversity of its stations reduces its dependence on any single station, local economy or advertiser.

     In each of its markets, the Company attracts a specific demographic group by targeting its program format and hiring popular on-air talent. The Company's stations serve diverse target demographics through a broad range of programming formats such as rock, oldies, adult contemporary, all-sports and country. The Company's overall programming strategy in part is to acquire significant on-air talent and broadcasting rights for sports franchises.

     The diversity of station and market characteristics, combined with the Company's successful acquisition and operating strategies, have enabled the Company to achieve consistent growth in revenues and operating cash flow (as used in this Form 10-K, the term "operating cash flow" means operating income plus depreciation and amortization).

     The Company was incorporated in 1972 in Delaware and first issued shares of its common stock to the public in June 1986. In August 1988, the Company became privately held as a result of a merger (the "Merger") with a company whose stockholders were the Company's principal stockholders and executive officers at the time. The Company was the surviving corporation in the Merger. On February 5, 1992, the Company and certain holders of warrants exercisable for shares of the Company's Class A Common Stock sold 13,788,826 shares of Class A Common Stock through an initial public offering (the "Common Stock IPO"). In addition, on May 13, 1993, the Company and certain holders of warrants exercisable for shares of the Company's Class A Common Stock sold 8,148,814 shares of Class A Common Stock through another public offering (the "Second Common Stock Offering").


RECENT DEVELOPMENTS

     On February 1, 1993, the Company completed the acquisition of radio stations WZGC-FM (Atlanta), WZLX-FM (Boston) and WUSN-FM (Chicago) for a total purchase price of approximately $100 million. On September 1, 1993, the Company completed the acquisition of WIP-AM, an all-sports radio station serving Philadelphia, for approximately $17.4 million (together with the acquisition of radio stations WZGC-FM, WZLX-FM and WUSN-FM described above, the "1993 Acquisitions"). In February 1994, the Company completed the acquisition of KRTH-FM, a radio station serving Los Angeles, for approximately $116 million.

     On  October 4,  1993, the Company  entered into  an agreement to purchase
WPGC- AM/FM in  Washington, D.C.  for approximately  $60 million.   On  March
8, 1994, the Company entered into an agreement to acquire WXYT-AM, a news/talk radio station serving Detroit for approximately $23 million.

                                       1

     In addition, on February 3, 1994 the Company, Unistar Communications Group, Inc. ("UCG") Unistar Radio Networks, Inc. ("Unistar") and Westwood One, Inc. ("Westwood One") consummated the Stock Purchase Agreement dated November 4, 1993 for the purchase by Westwood One of Unistar, an affiliate of
the Company, for approximately  $101.3 million.   In connection with the
Westwood One/Unistar transaction, an affiliate of the Company received 5 million newly issued shares of common stock of Westwood One for $3 per share (which represents approximately 16.45% of the issued and outstanding capital stock of Westwood One) and a warrant to purchase an additional 3 million shares of Westwood One's common stock at a purchase price of $3 per share, subject to certain vesting requirements. In connection with the transactions, the Company is managing the combined operations of Westwood One and Unistar pursuant to a management agreement, and the Company's Chief Executive Officer, Mel Karmazin, and Chief Financial Officer, Farid Suleman, serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Westwood One. The agreement provides for a base management fee and additional warrants to acquire up to 1.5 million shares of Westwood One's Common Stock at a purchase price ranging from $3 to $5 per share in the event that Westwood One's Common Stock trades above certain target price levels.

     The Company continues to seek opportunities for expansion through the acquisition of additional radio stations, although its ability to make further acquisitions may be limited by certain regulatory requirements. See "Business--Federal Regulation of Radio Broadcasting", appearing elsewhere in this Report.


GENERAL

     The following table sets forth certain information about the Company's current radio stations:

                                                                                                    STATIONS
                                                1993      1993                                        WITH
                                                RADIO     RADIO                         TARGET      RANKINGS
                                                MARKET    MARKET          TARGET       DEMOGRAPHICS IN TARGET
STATION      MARKET            STATION FORMAT   RANK(1)   REVENUES(2)     DEMOGRAPHICS   RANK(3)   DEMOGRAPHICS
- - -------      ------------      ---------------  -------   -----------     ------------- --------  ---------(4)
                                                          ($ MILLIONS)


WXRK-FM      New York, NY      Classic Rock         1      $  351.5        Men 25-54       1(tie)        44
WZRC-AM      New York, NY                           1         351.5          --(5)         --(5)       --(5)
WFAN-AM      New York, NY      All Sports           1         351.5        Men 25-54       1(tie)        44

KROQ-FM(6)   Los Angeles, CA   Alternative Rock     2         418.7        Men 18-34         2           43
KRTH-FM      Los Angeles, CA   Oldies               2         418.7        Persons 25-54   3(tie)        43

WJMK-FM/     Chicago, IL       Oldies/MOR           3         266.7        Persons 25-54   9(tie)        35
WJJD-AM
WUSN-FM      Chicago, IL       Country              3         266.7        Persons 25-54     2           35
KOME-FM(7)   San Francisco/    Album-Oriented      4/31(8)    174.0/       Men 18-34        7/5       46/13
             San Jose, CA      Rock                            30.9

WIP-AM       Philadelphia, PA  All Sports           5         148.9        Men 25-54         3           23
WYSP-FM      Philadelphia, PA  Classic  Rock        5         148.9        Men 25-54         2           23

WOMC-FM      Detroit, MI       Oldies               6         135.4        Persons 25-54    11           27

KVIL-FM/     Dallas/           Adult Contemporary   7         160.6        Women 25-54     1(tie)        31
     AM(9)  Ft. Worth, TX

WJFK-FM(10)   Washington, DC    Personality          8         164.1        Men 25-54         1           28

WBCN-FM      Boston, MA        Album-Oriented       9         124.3        Men 18-34         1           27
                               Rock
WZLX-FM      Boston, MA        Classic Rock         9         124.3        Men 25-54         3           30

KXYZ-AM(11)  Houston, TX       Spanish Language    10         143.4        Persons 18-49  --(11)      --(11)

WZGC-FM      Atlanta, GA       Classic Rock        12         120.0        Men 25-54         7           19

WLIF-FM      Baltimore, MD     Adult Contemporary  19          63.5        Women 25-54       5           21
WJFK-AM      Baltimore, MD     Personality         19          63.5        Men 25-54        11           35

WQYK-FM/     Tampa/            Country             22          64.0        Persons 25-54     1           24
     AM(12)  St. Petersburg,
             FL

 (1) Markets ranked by 1993 Arbitron metropolitan area population.

 (2) Radio advertising revenues according to Duncan's Radio Market Guide (1994 ed.).

 (3) Target demographics rank by Fall 1993 Arbitron Radio Market Reports.

 (4) Number of stations in each market with rankings in the Company's target demographics for such market, based on the Fall 1993 Arbitron Radio Market Reports.

 (5) Effective July 7, 1993, the Company entered into a Time Brokerage and Option Agreement with Radio Korea New York ("RKNY"), pursuant to which the Company will make substantially all of the programming time on WZRC-AM available to RKNY for its Korean language programming for
     a period  of one year.   The agreement also  provides RKNY with  an
     option to purchase substantially all of WZRC's assets for $9.5 million. The agreement provides that if RKNY exercises the purchase option, the Company will continue to make available WZRC's programming time until consummation of the sale, but not later than December 15, 1994.

                                       2

 (6) KROQ-FM is licensed to the community of Pasadena, California.

 (7) KOME-FM is licensed to the community of San Jose, California.

 (8) San Francisco and San Jose have radio market ranks of 4 and 31, respectively, and KOME-FM's rankings within target demographics in those markets are 7 and 5, respectively.

 (9) KVIL-FM is licensed to the community of Highland Park-Dallas, Texas. KVIL-AM is licensed to the community of Highland Park, Texas.

(10) WJFK-FM is licensed to the community of Manassas, Virginia.

(11) Not included in Arbitron rankings because the Company does not subscribe to the Arbitron rankings in Houston.

(12) WQYK-FM is licensed to St. Petersburg, Florida, and WQYK-AM is licensed to the community of Seffner, Florida.

                            ------------------------

COMPANY STRATEGY

     The Company's overall strategy is to own and operate radio stations in the nation's largest radio revenue markets. The Company believes that its presence in large markets makes it attractive to advertisers and that the overall diversity of its stations reduces its dependence on any single station, local economy, or advertiser. The Company also believes that by serving major markets, it is able to attract more highly skilled management, employees and on-air talent.

     In developing its stations, the Company takes a variety of actions to improve a station's operating cash flow, including instituting strict financial reporting requirements and cost controls, directing promotional activities, developing programming to improve the station's appeal to a targeted audience group and enhancing advertising sales efforts. In particular, the Company emphasizes increasing local advertising revenues in order to reduce dependence on national advertising revenues. During the year ended December 31, 1993, the Company generated approximately 74% of its total revenues from local and regional advertising.
                                       3



     In operating its stations, the Company concentrates on the development of strong decentralized local management, which is responsible for the day-to-day operations of the station and is compensated based on the station's financial performance. Local management, in cooperation with corporate management, is responsible for developing programming. Corporate management is responsible for long-range planning, establishing policies and procedures, resource allocation and maintaining overall control of the stations.

     The overall mix of a station's programming is designed to fit each station's specific format and serve its local community. The Company's overall programming strategy includes acquiring significant on-air talent and sports franchises for its radio stations. The Company believes that this strategy, in addition to developing loyal audiences for its radio stations, enables the Company to obtain additional revenues from syndicating such programming franchises to other radio stations. In addition to its regular programming, all of the Company's stations provide non-entertainment programming, such as news and public affairs broadcasts.

     The Company expects to continue to acquire radio stations with strong growth potential in the Company's current markets, subject to the Communications Act of 1934, as amended (the "Communications Act"), and FCC rules, which impose certain limits on the maximum number of radio stations the Company can own nationwide and the number of stations the Company can own in the same geographic market. Because the Company has historically grown in part through the acquisition of broadcasting properties, limitations imposed by the FCC on the number of broadcasting properties the Company can acquire could limit the Company's ability to grow through acquisitions in the future. In 1992, the FCC adopted changes in its ownership rules that, among other things, increased the number of radio broadcasting properties the Company can own both nationwide and within a single geographic market. See "Business--Federal Regulation of Radio Broadcasting--Ownership Matters", appearing elsewhere in this Report. Other than as described in this Report, the Company has no present agreements or arrangements to acquire or sell any radio stations.

     The  Company's affiliation with Westwood One and Unistar will enable the
Company to  expand  its   presence  in   the  radio  program distribution
business   while simultaneously enhancing the programming lineups of Westwood
One and Unistar.

ADVERTISING

     The Company believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on a station's ability to attract audiences in the demographic groups targeted by advertisers (as measured by rating service surveys quantifying the number of listeners tuned to the station at various times), on the number of stations in the market competing for the same demographic group and on the supply of and demand for radio advertising time. Rates are generally highest during morning and evening drive-time hours.

     Radio station revenues are derived substantially from local, regional and national advertising. Local and regional sales generally are made by a station's sales staff. National sales are made by "national rep" firms, which specialize in radio advertising sales on the national level. These firms are compensated on a commission-only basis. Most advertising contracts are short-term, generally running for only a few weeks.



COMPETITION

     Radio broadcasting is a competitive business. The Company's radio stations compete for listeners and advertising revenues directly with other radio stations within their markets. Radio stations compete for listeners primarily on the basis of program content and by hiring on-air talent which appeals to a particular

demographic group. By building a strong listenership base comprised of a specific demographic group in each of its markets, the Company is able to attract advertisers seeking to reach these listeners.

     Other media, including broadcast television, cable television, newspapers, magazines, direct mail, coupons and billboard advertising also compete with the Company's stations for advertising revenues.


SEASONALITY

     The Company's revenues vary throughout the year. As is the case throughout the radio broadcast industry, the Company's first quarter generally reflects the lowest revenues for each year.

EMPLOYEES

     As of December 31, 1993, the Company had approximately 675 full-time employees and approximately 180 part-time employees. Certain employees at the Company's stations in New York, Chicago, Philadelphia, and Boston, totalling approximately 125, are represented by unions. The Company believes that its relations with its employees and their unions are good.

     The Company employs several high-profile on-air personalities with large loyal audiences in their respective markets. The Company generally enters into employment agreements with its on-air talent and commissioned sales representatives to protect its interests in those relationships that it believes to be valuable. The Company has entered into employment agreements with three of its four executive officers (see "Executive Compensation--Employment Agreements" appearing in Part III of this Report, which is incorporated by reference) and with all of its high-profile on-air personalities.


FEDERAL REGULATION OF RADIO BROADCASTING

     The ownership, operation and sale of radio stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive and changing regulation of the radio broadcasting industry under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations;
issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates program content (including indecent and obscene program material) and has the power to impose penalties for violations of its rules or the Communications Act.

     The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

     License Renewal. Radio broadcasting licenses are granted for maximum terms of seven years. They are subject to renewal upon application to the FCC. During certain periods when a renewal application is pending, (1) competing applicants are permitted to file for the radio frequency being used by the renewal applicant; (2) interested parties, including members of the public, are permitted to file petitions to deny license renewal applications;
and (3) the transferability of the applicant's license is restricted. The FCC is required to hold evidentiary hearings on renewal applications if a competing application is filed against a renewal application, or if the FCC is unable to determine that
                                       5

renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity.



    The following table sets forth the date on which each of the Company's radio stations was acquired, the frequency on which each station operates, and the date on which each such station's FCC license expires:


                                                                    EXPIRATION
                                           DATE OF                  DATE OF FCC
STATION      MARKET(1)                   ACQUISITION    FREQUENCY  AUTHORIZATION
- - -------      --------------------------  -----------   ----------- -------------
WXRK-FM      New York, NY..............    11/81        92.3 MHz      06/01/98
WZRC-AM      New York, NY..............    11/81        1480 KHz      06/01/98
WFAN-AM      New York, NY..............    04/92         660 KHz      06/01/98
KROQ-FM      Los Angeles, CA...........    09/86       106.7 MHz      12/01/97
KRTH-FM(3)   Los Angeles, CA...........    02/94       101.1 MHz      12/01/97
WJMK-FM      Chicago, IL...............    07/84       104.3 MHz      12/01/96
WJJD-AM      Chicago, IL...............    07/84        1160 KHz      12/01/96
WUSN-FM      Chicago, IL...............    02/93        99.5 MHz      12/01/96
KOME-FM      San Jose/                     05/73        98.5 MHz      12/01/97
                  San Francisco, CA...
WYSP-FM(2)   Philadelphia, PA..........    11/81        94.1 MHz      08/01/91
WIP-AM       Philadelphia, PA..........    09/93         610 KHz      08/01/91
WOMC-FM      Detroit, MI...............    04/88       104.3 MHz      10/01/96
WJFK-FM      Washington, DC............    12/86       106.7 MHz      10/01/95
KVIL-FM      Dallas/Ft. Worth, TX......    07/87       103.7 MHz      08/01/97
KVIL-AM      Dallas/Ft. Worth, TX......    07/87        1150 KHz      08/01/97
WBCN-FM      Boston, MA................    02/79       104.1 MHz      04/01/98
WZLX-FM      Boston, MA................    02/93       100.7 MHz      04/01/98
KXYZ-AM      Houston, TX...............    06/83        1320 KHz      08/01/97
WLIF-FM      Baltimore, MD.............    05/89       101.9 MHz      10/01/95
WJFK-AM      Baltimore, MD.............    05/89        1300 KHz      10/01/95
WZGC-FM      Atlanta, GA...............    02/93        92.9 MHz      04/01/96
WQYK-FM      Tampa/St. Petersburg, FL..    12/86        99.5 MHz      02/01/96
WQYK-AM      Tampa/St. Petersburg, FL..    11/87        1010 KHz      02/01/96


(1) Some stations are licensed to a different community located within the market which they serve.

(2) An application for renewal of the WYSP-FM license was filed on April 1, 1991. Two Petitions to Deny were filed against such renewal application in July 1991. See "Business--Federal Regulation of Broadcasting--Programming and Operation," appearing elsewhere in this Report. One of these petitions has been dismissed by the FCC, and one remains pending. The station's operating authority remains effective during the pendency of the remaining petition.

(3) The FCC granted its consent to assignment of the KRTH license to the Company on February 1, 1994. A Petition for Reconsideration of the FCC's grant was filed by Americans for Responsible Television on March 3, 1994. The station's operating authority and the FCC's grant of assignment remain effective during the pendency of this
    Petition.   See  "Business--Federal  Regulation of Radio
    Broadcasting--Programming and Operation".

     Ownership Matters. The Communications Act prohibits the assignment of a license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests therein.

     Under the Communications Act, broadcast licenses may not be granted to any corporation having more than one-fifth of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, "Aliens") or having an Alien as an officer or director. The Communications Act also prohibits a corporation
                                       6

without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation, any officer of which is an Alien, or more than one-fourth of the directors of which are Aliens, or more than one-fourth of the issued and outstanding capital stock of which is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, in the absence of a waiver (which the FCC has granted in very limited circumstances), the Company, which serves as a holding company for its various radio station subsidiaries, cannot have more than 25% of its stock owned or voted by Aliens, and cannot have an officer who is an Alien, or more than one-fourth of its Board of Directors consisting of Aliens.


     Certain merchant banking partnerships (the "Lehman Investors") affiliated with Shearson Lehman Brothers Holdings, Inc. ("SLBH") hold
shares  of the  Company's capital   stock  and  warrants exercisable  for
additional shares. See "Security Ownership of Certain Beneficial Owners and Management," appearing in Part III of this Report which is incorporated by reference. Certain of the Lehman Investors and certain limited partners in the Lehman Investors may be deemed to be Aliens or controlled by
Aliens  or  their representatives  under  the  Communications   Act.
Approximately 1.51% and .72% of the Company's issued and outstanding capital stock is owned and voted, respectively, by the Lehman Investors. Assuming the exercise of all warrants held by the Lehman Investors, approximately
20.36% and 9.37%  of the Company's  issued   and  outstanding  capital stock
would  be   owned  and  voted, respectively, by the  Lehman Investors. The warrants held by the Lehman Investors can only be exercised by the Lehman Investors to the extent such exercise would not cause the Company to violate the Communications Act's limitations on Alien ownership or control.

     Current FCC rules limit the number of radio broadcast stations that can be commonly owned, operated or controlled. These rules prohibit the Company from owning, operating or controlling, directly or indirectly, more than 18 AM and 18 FM radio stations in the United States provided that an entity may have a noncontrolling interest in up to 3 additional FM and 3 additional AM stations that are controlled by members of minority groups or by certain small businesses. The 18 station limitation will increase to 20
in  September 1994.   The Company currently owns  15 FM  radio  stations  and
8 AM radio stations, and has entered into agreements to acquire Washington, D.C. market radio stations WPGC(AM) and WPGC(FM) and Detroit, Michigan radio station WXYT(AM).

     The Communications Act and FCC rules also generally limit the common ownership, operation, or control of radio broadcast stations in the same service (AM or FM) serving the same geographic market, of a radio broadcast station and a television broadcast station serving the same geographic market and of a radio broadcast station and a daily newspaper serving the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any newspaper or television broadcast station (other than low-power television) in a geographic market in which it now owns any radio broadcast properties. The FCC's rules provide for the liberal grant of waivers of the rule prohibiting ownership of radio and television stations in the same geographic market in the top 25 television markets if certain other conditions are satisfied. Similar newly- enacted rules provide for liberal grant of waivers of the rule prohibiting common ownership of a radio station and a newspaper in the same market in the nation's 25 largest markets.

     Until August 1992, the multiple ownership rules permitted the Company to own both an AM and FM station in the same geographic market, but did not allow ownership of two AM or two FM stations in the same market. As a result of the 1992 rule changes, the Company is now permitted to own up to three stations, no more than two of which are FM stations, in markets with fewer than 15 commercial stations, so long as the owned stations represent less than 50% of the stations in the market; the Company may own up to two AM and two FM stations, so long as the combined audience share of those stations
does not  exceed 25%.   The FCC  is currently  considering other possible
changes  to some of  the FCC rules  governing

                                       7
the ownership of broadcast properties. See "Federal Regulation of Radio Broadcasting--Proposed Changes". The Company owns three stations in each of the New York City and Chicago markets, and two FM stations in the Boston and Los Angeles markets, all of which ownership combinations are consistent with the new rules. Completion of the pending Washington, D.C. and Detroit acquisitions will also be consistent with these new rules.

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, none of the Company's officers, directors or stockholders has an attributable interest in any company licensed to operate broadcast stations other than the Company, except that one of the Company's directors has an attributable interest in an FM radio station located in the Denver, Colorado
market.  Certain stockholders and  a director of  the  Company  have   a
non-attributable interest in another broadcasting company, which is licensed to operate radio stations in some of the markets in which the Company's radio stations are located. Because such interests are non-attributable and have been disclosed repeatedly in ownership reports filed by the Company with the FCC, and in applications filed by the Company with the FCC which were granted, the Company believes that these cross-interests are consistent with FCC rules and policies.

     Local Marketing Agreements. Over the past several years, a number of radio stations have entered into what have commonly been referred to as "Local Marketing Agreements", or "LMAs". While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio
stations  agree  to  enter into cooperative arrangements  of   varying  sorts,
subject   to  compliance  with   the requirements of the  antitrust laws and
the FCC's rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and station operations of its own stations. One typical type of LMA is a programming agreement among two separately-owned radio stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. The FCC has held that such agreements are not contrary to the Communications Act, provided that the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, the operations of its broadcast station, and assures compliance with applicable FCC rules and policies. During the past year, the Company had such an arrangement with respect to its station WZRC(AM) in New York City.

     The FCC's rules provide that a station brokering more than 15% of the weekly broadcast time of another station serving of the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, under these rules, a broadcast station will not be permitted to enter into an LMA or time brokerage agreement giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC's local ownership rules. The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM), whether it owns that other station or has a time brokerage or LMA arrangement, with it where the brokered and brokering stations serve substantially the same geographic area.

     Programming and Operation. The Communications Act requires broadcasters to serve the "public interest". Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's

community  of license.  However,  licensees  continue  to  be required  to  present programming that is responsive to community problems,
needs and interests and to maintain  certain   records  demonstrating   such
responsiveness.   Complaints  from listeners concerning  a station's
programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political
advertising, the broadcast  of obscene   or  indecent material,  sponsorship
identifications, the advertisement of contests and lotteries, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action plans designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with renewal applications.


     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the full seven-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     In a letter dated October 25, 1989, the FCC requested the Company to respond to a complaint that it had received alleging that WXRK-FM, the Company's New York City FM radio station, had broadcast certain programming that contained "indecent" material. On December 29, 1989, the Company submitted a letter to the FCC in which it contended that WXRK-FM had not broadcast "indecent" programming. On November 29, 1990, the FCC issued a Notice of Apparent Liability for Monetary Forfeiture advising WXRK-FM (New York), WYSP-FM (Philadelphia), and WJFK-FM (Washington, D.C.) of apparent liability for forfeitures in the amount of $2,000 each for the broadcast, which was part of the Howard Stern Show and had been originated by WXRK-FM and simulcast over the other two stations. On February 11, 1991, the Company responded to this Notice, opposing the imposition of any fine and again contending that "indecent" programming had not been broadcast. On October 23, 1992, the FCC's Staff issued a Memorandum Opinion and Order in which it determined that the three stations were liable for those forfeitures. Thereafter, the Company sought reconsideration of that Order which the FCC subsequently denied. On December 30, 1993, the Company advised the FCC that it did not intend to pay the forfeiture and that it wished to avail itself of de novo U.S. District Court procedures in the
                           _______
event that the FCC wished to continue to pursue the matter by initiating a collection suit in such court as is required by statute.

     On December 18, 1992, the same date on which the FCC approved the
Company's acquisition   of  the  three   Cook  Inlet  radio   stations (see
"Business--Recent Developments"), the FCC issued a Notice of Apparent Liability (the "1992 NAL") advising the Company that it may be liable for a $600,000 monetary forfeiture for broadcasts over WXRK-FM, WYSP-FM, and WJFK-FM, of certain material in the Howard Stern Show that the FCC believes may be "indecent". The 1992 NAL related to broadcasts aired after the FCC's October 1989 action. The NAL stated that additional enforcement action would result if additional violations of the FCC's indecency regulations have occurred or should occur, and that further action could include additional monetary forfeitures, renewal of licenses for short terms, or proceedings
focusing  upon the  Company's qualifications  to  be  an FCC licensee.   The
Company was afforded an opportunity to show why the proposed forfeiture should not be imposed or should be reduced. On February 23, 1993, the Company filed its response with the FCC, which asserted that the cited material is not indecent and set forth several other defenses. The FCC has taken no action on the Company's response and the matter is pending.

     On August 12,1993, the same date on which the FCC approved the Company's acquisition of Station WIP-AM in Philadelphia, the FCC issued a Notice of Apparent Liability for a Forfeiture (the "1993 NAL") in the amount of $500,000 which was directed to the Company's subsidiaries which operate Stations WJFK-AM/FM, WXRK-FM and WYSP-FM, and which relates to the broadcast of allegedly indecent material on certain dates in November and December 1992 and January

                                       9

1993. The 1993 NAL stated that if additional violations of the FCC's indecency regulations should occur, further enforcement action could include proceedings focusing upon the Company's qualifications to be a licensee. The Company submitted a response to the 1993 NAL on October 15, 1993, which vigorously asserted its position that the material is not indecent, and advanced other defenses.The FCC has taken no action on the Company's response and the matter remains pending.

     On August 5, 1993, Americans for Responsible Television filed a Formal Petition to Deny against the Company's application to purchase Station KRTH-FM in Los Angeles, which contended that the Company's pending proceedings at the FCC involving indecency matters should cause the FCC to conclude that the Company is unqualified to purchase KRTH. In addition, an individual filed a late-filed Petition to Deny the KRTH assignment application, which made a similar argument. The Company opposed these Petitions, and on February 1, 1994, the FCC granted the KRTH application and the Company closed the KRTH transaction on February 15, 1994.  On March 3,
1994, ART filed  a Petition for  Reconsideration of  the FCC's grant.   The
Company intends to vigorously oppose ART's Petition, and the current due date for the Company's Opposition is April 13, 1994.

     On February 1, 1994, the same date on which the FCC granted the KRTH assignment application, the FCC released an NAL in the amount of $400,000 (the"1994 NAL") directed to Stations WXRK-FM, WYSP-FM and WJFK-AM/FM relating to the broadcast of allegedly indecent material within the Howard
Stern  Show on  four  dates  in August,  September and October, 1993.   The
Company intends to vigorously assert that the material in question is not indecent and will advance other defenses in a response that is currently due on April 4, 1994.

     On November 15, 1993, the African American Businesses Association (AABA) filed a Petition to Deny against the application for assignment of the
WPGC(AM/FM) licenses to the  Company.   The Petition alleges that the Company,
which carries the Howard Stern Show on its Station WJFK-FM in the Washington, DC market, is unqualified to be a licensee because such show contains allegedly racist comments; that the broadcast of such show creates a hostile, racist environment at WJFK-FM in violation of civil rights laws and the FCC's equal employment opportunity rules; and that the marketing environment created by the acquisition at WPGC(AM/FM) will be hostile to African American businesses because purchase of advertising time on WPGC(AM/FM) will purportedly subsidize the broadcast of the Howard Stern Show on WJFK-FM. AABA also requests the FCC to order that the renewal application for WJFK-FM be filed by the Company one year earlier than it would otherwise be due and that the renewal application be designated for hearing and denied. On November 22, 1993, a late-filed pleading styled "Petition to Deny" was filed by an individual which replicates the argument made by the AABA. The Company filed an Opposition to both Petitions on December 2, 1993, which vigorously contested the allegations set forth in the Petitions. The WPGC(AM/FM) assignment application is pending.

       The Company is involved in pending proceedings at the FCC (including complaints as to which the FCC has not taken any action that were filed after the 1994 NAL) which relate to the broadcast of allegedly indecent material by certain of the Company's stations. The Company is contesting, on an informal basis, the FCC's and complainants' contentions in these proceedings. Changes in FCC policy toward indecent broadcasts or the pending proceedings against the Company or other FCC licensees for allegedly indecent broadcasts could, among other things, result in the FCC calling into question the Company's continuing fitness as a licensee and delaying the grant of, or refusing to grant, its consent to the assignment of licenses to the Company.

     On July 1, 1991, the Philadelphia Lesbian and Gay Task Force, the National Organization for Women (Pennsylvania Chapter and Philadelphia Chapter), and Aspira, Philadelphia (collectively, the "Petitioners") filed a Petition to Deny the license renewal application of WYSP-FM, Philadelphia, Pennsylvania, and of three other radio stations owned by other companies in the Philadelphia market. The Petition alleges that WYSP-FM's employment of women and minorities during

                                      10
the previous license term was not in compliance with FCC rules. On August 30, 1991, a subsidiary of the Company, Infinity Broadcasting Corporation
of  Pennsylvania, licensee  of WYSP-FM,  filed   an  Opposition  to  the
Petition   contesting  these allegations. On January 15, 1992, the Petitioners filed a Reply, which raised no new issues. The Company believes that the Petition to Deny would be granted by the FCC only if the Petition established a prima facie case of clearly inadequate equal employment opportunity efforts by WYSP-FM. The Company believes, and its Opposition demonstrates, that WYSP's equal employment opportunity efforts were fully adequate during the previous license term and that the allegations made in the Petition, even if accepted as true, would not warrant grant of the relief requested. Accordingly, while the Company cannot predict the outcome of this matter at this time, the Company believes that the Petition to
Deny  will  not be granted.   A  second Petition filed by these  entities and
others against several radio stations in the Philadelphia market which focused upon programming efforts was denied by the FCC in August 1993.



     Proposed Changes. The Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio broadcast properties. Such matters include, for example, the license renewal process; proposals to impose spectrum use or other governmentally imposed fees upon licensees; the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; proposals to change rules relating to political broadcasting; proposals to increase the thresholds or benchmarks for attributing ownership interests in broadcast media; proposals to permit lenders to take a security interest  in  FCC  licenses;  technical  and frequency  allocation matters,
including  those  relative   to  the implementation  of   digital  audio
broadcasting on both a satellite and terrestrial basis; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; proposals to allow telephone companies to deliver audio and video programming to the home through existing phone lines; and changes to broadcast technical requirements and frequency allocation matters. The Company cannot predict whether any such proposed changes will be adopted nor can it judge in advance what impact, if any, any such proposed changes might have on its business. In addition, the Company cannot predict what other changes might be considered in the future, nor can it judge in advance what impact, if any, such other changes might have on its business.


ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in midtown Manhattan. The types of properties required to support each of the Company's radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in downtown or business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

      With the exception of the Company's Houston radio station, the studios and offices of the Company's stations, as well as its corporate headquarters in New York City, are located in leased facilities with lease terms that expire in one to ten years. The Company owns or leases its transmitter and antenna sites, with lease terms that expire in one to eleven years.

     The Company does not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

     No one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations; however, the Company continually looks for opportunities to upgrade its properties.

                                      11

     The Company owns substantially all of the equipment used in its radio broadcasting business.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to certain litigation in the ordinary course of business and also is a party to routine filings with the FCC and customary regulatory proceedings pending in connection with station acquisitions and license renewals, proceedings concerning the broadcast industry generally, and other legal and regulatory proceedings that management does not believe are material to the Company. For a description of certain matters pending before the FCC, see "Business--Federal Regulation of Radio Broadcasting--Programming and Operation", appearing elsewhere in this Report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, the Company's Board of Directors, pursuant to a Proxy Statement dated September 2, 1993, solicited the written consent of its stockholders to amend the Company's Restated Certificate of Incorporation. The amendment was approved by the stockholders of the Company and filed with the Secretary of State of the State of Delaware on October 22, 1993. The above information, together with additional information regarding such amendment, the number of votes cast for or withheld and the number of abstentions with respect to such amendment, is contained in the above-referenced Form 10-Q.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     Shares of the Company's Class A Common Stock, par value $.002 per share (the "Class A Shares"), have been quoted on the NASDAQ National Market System under the symbol INFTA since the consummation of the Common Stock IPO in February 1992. See "Business--Background" appearing elsewhere in this Report. The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Class A Shares on the NASDAQ National Market System, as reported in published financial sources.

YEAR                                                    HIGH     LOW
- - ----                                                   ------   -----
1992:
     First Quarter (from February 5, 1992)...........   8.33     7.56
     Second Quarter..................................   9.44     7.00
     Third Quarter...................................   9.33     8.44
     Fourth Quarter..................................  11.78     8.89

1993:
     First Quarter...................................  13.89    10.22
     Second Quarter..................................  18.67    13.56
     Third Quarter...................................  32.17    20.33
     Fourth Quarter..................................  35.67    24.75

1994:
     First Quarter (through March 18, 1994)..........  33.75    27.00

     The above table gives effect to the stock splits effected by the Company during 1993. See Note 2 of the Notes to Company's Consolidated Financial Statements, appearing elsewhere in this Report.

     There is no public trading market for the Company's Class B Common Stock, $.002 per share (the "Class B Shares"), or its Class C Common Stock, $.002 per share (the "Class C Shares").

                                      12

     As of March 18, 1994, there were 195 holders of record of the Class A Shares (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder). As of March 18, 1994, there were six holders of record of the Class B Shares and four holders of record of the Class C Shares.


     The Company has never paid dividends on its shares of common stock, and the payment of dividends is restricted by the terms of the Credit Agreement and the Indenture. See Note 5 of the Notes to the Company's Consolidated Financial Statements, appearing elsewhere in this Report. It is not anticipated that any dividends will be paid on any shares of any class of the Company's common stock in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial information for the Company presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1993, is derived from the Company's Consolidated Financial Statements. This selected consolidated financial information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing elsewhere in this Report.



                       INFINITY BROADCASTING CORPORATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR   ENDED   DECEMBER 31,
                                            -------------------------------------------------------------
                                               1989         1990         1991        1992         1993
                                            ----------- ----------- -----------  -----------  -----------

 STATEMENT OF OPERATIONS DATA (1):
  Total revenues........................  $   123,122  $  128,944    $  135,278  $  171,843   $  234,240

  Net revenues..........................      107,159     112,184       117,959     150,230      204,522
  Station operating expenses excluding
      depreciation and  amortization....       58,855      59,531        61,207      81,707      109,601
                                            ----------- ----------- -----------  -----------  -----------
  Station operating income excluding
      depreciation  and amortization....       48,304      52,653        56,752       68,523      94,921
  Depreciation and  amortization........       29,667      28,682        25,582       28,926      38,853
  Corporate general and
      administrative expenses...........        3,208       3,542         3,698        4,182       4,836
                                            ----------- ----------- -----------  -----------   ----------

  Operating income......................       15,429      20,429        27,472       35,415      51,232
  Interest expense......................       59,416      59,611        51,756       39,390      36,776
  Net earnings (loss) before
      extraordinary items...............      (43,646)    (39,682)      (24,026)      (9,432)     14,335
  Net earnings (loss) per share
      before extraordinary items........        (5.03)      (3.93)        (1.63)        (.30)        .35
  Cash dividends declared per
      common share......................           --           --           --           --          --
  Weighted average number of shares
      outstanding(2)....................        8,681      10,107        14,715       31,334      41,370




                                                                     DECEMBER 31,
                                            ------------------------------------------------------------
                                               1989         1990         1991         1992        1993
                                            ----------- -----------  -----------  -----------  ---------

BALANCE SHEET DATA(1):
  Total assets........................    $   264,044   $ 246,430    $  212,383   $  271,952   $ 378,040
  Long-term debt
    (excluding current portion).......        463,709     439,730       391,345      367,500     342,750
  Stockholders' equity  (deficiency)..       (230,908)   (245,610)     (222,030)    (138,734)    (24,240)
  Working capital....................           1,290      (9,022)       (4,709)       4,656      10,610

                                      13


- - ---------------
(1) The historical consolidated financial results for the Company are not comparable from year to year because of the acquisition of various broadcasting properties by the Company during the periods covered. See "Business--Background" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing elsewhere in this Report.

(2) See Notes 1(f) and 2 of the Notes to the Company's Consolidated Financial Statements, appearing elsewhere in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1992

     Net revenues for the year ended December 31, 1993 were $204,522,000 as compared to $150,230,000 for the year ended December 31, 1992, an increase of approximately 36%. The increase was due principally to higher advertising revenues at most of the Company's stations and the 1993 Acquisitions and the acquisition of WFAN-AM effective April 16, 1992. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1992, net revenues for the year ended December 31, 1993 would have increased by approximately 14%.

     Station operating expenses (excluding depreciation and amortization) for the year ended December 31, 1993 were $109,601,000, as compared to $81,707,000, for the year ended December 31,1992 an increase of approximately 34%. The increase was due principally to the above acquisitions, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1992, station operating expenses in 1993 would have increased by approximately 12%.

     Depreciation and amortization expense for the year ended December 31, 1993 was $38,853,000, as compared to $28,926,000 for the year ended December  31, 1992,  an increase  of  approximately  $9,927,000
or  34%.    The  increase  was  due  to  the depreciation  and
amortization expense associated with the above acquisitions, partially offset by lower depreciation and amortization expense at the Company's other radio stations.

     Operating income for the year ended December 31, 1993 was $51,232,000, as compared to $35,415,000 for the year ended December
31,  1992, an  increase  of approximately 45%.   The  increase was  due
principally  to improved  results at  the Company's radio stations.

     Net financing expense (defined as interest expense less interest income) for the year ended December 31, 1993 was $36,291,000 as compared to $38,238,000 for the year ended December 31, 1992, a decrease of
approximately 5%   The decrease was  due principally to lower interest rates
during 1993.

     Net earnings before extraordinary items for the year ended December 31, 1993 was $14,335,000 ($0.35 per share) as compared to a net loss of $9,432,000 ($0.30 per share) for the year ended December 31, 1992, an
increase  of   approximately $23,767,000.   As a  result of the  Common Stock
IPO in February 1992, the Company recorded in 1992 a non-recurring charge of approximately $6,503,000, resulting from the issuance in 1990 of Common Stock to management.

     In 1992, the Company recorded extraordinary charges of approximately $12,318,000, including the write-off of deferred financing costs of approximately $7,416,000, as a result of (a) the redemption of all of the remaining, approximately $98,000,000 principal amount of the Company's
14.25%   Subordinated  Discount Debentures (the "14.25% Subordinated
Debentures"), and (b) the refinancing of the Company's then existing bank credit agreement.
                                      14


YEAR ENDED DECEMBER 31, 1992 COMPARED TO YEAR ENDED DECEMBER 31, 1991

     Net revenues for the year ended December 31, 1992 were $150,230,000, as compared to $117,959,000 for the year ended December 31, 1991, an increase of approximately $32,271,000, or 27%. The increase was due principally to the acquisition of New York radio station WFAN-AM, effective April 16, 1992, revenues associated with the various sports broadcasting rights, and higher local advertising revenues generally at the Company's stations in Los Angeles, New York, Detroit, Tampa/St. Petersburg, Philadelphia, Chicago, and Washington, D.C., partially offset by lower revenues at the Company's stations in Dallas/Fort Worth. On a pro forma basis, assuming the acquisition of WFAN-AM had occurred as of the beginning of 1991, net revenues in 1992, as compared to 1991, would have increased by approximately 8%.


     Station operating expenses (excluding depreciation and amortization) for the year ended December 31, 1992 were $81,707,000, as compared to $61,207,000 for the year ended December 31, 1991, an increase of approximately $20,500,000, or 33%. The increase was due principally to the acquisition of WFAN-AM and costs associated with various sports broadcasting rights. On a pro forma basis, assuming the acquisition of WFAN-AM had occurred as of the beginning of 1991, station operating expenses in 1992, as compared to 1991, would have increased by approximately 8%.

     Depreciation and amortization expense for the year ended December 31, 1992 was $28,926,000, as compared to $25,582,000 for the year ended December 31, 1991, an increase of approximately $3,344,000, or 13%. The increase was due to the acquisition of WFAN-AM.


     Operating income for the year ended December 31, 1992 was $35,415,000, as compared to $27,472,000 for the year ended December 31, 1991, an increase of approximately $7,943,000, or 29%. The increase was due principally to higher net revenues.

     Net financing expense (defined as interest expense less interest income) for the year ended December 31, 1992 was $38,238,000, as compared to $51,492,000 for the year ended December 31, 1991, a decrease of approximately 26%. The decrease was due principally to lower total borrowings, as well as lower interest rates during 1992. The Company's net financing expenses consist principally of interest on borrowings under its bank credit agreement and of interest on the 10 3/8% Senior Subordinated Notes Due 2002, which were sold to the public in March 1992. The Company redeemed all of its outstanding 14.25% Subordinated Debentures in 1992.

     Net loss before extraordinary items for the year ended December 31, 1992 was $9,432,000, as compared to a net loss of $24,026,000 for the year ended December 31, 1991, a decrease of approximately 61%. As a result of
the  Common Stock  IPO in February   1992,   the Company   recorded  a
non-recurring,  non-cash   charge  of approximately  $6,503,000  during  the
first quarter of 1992, resulting from the issuance in 1990 of approximately 836,107 shares of the Company's common stock to management.
Excluding  the  effect of  this  non-cash  charge,  net   loss  before
extraordinary items for the year ended December 31, 1992 would have been $2,929,000, as compared to $24,026,000 for the year ended December 31, 1991, a decrease of approximately 88%.

     For the year ended December 31, 1992, the Company recorded extraordinary charges of approximately $12,318,000, including the write-off of non-cash deferred financing costs of approximately $7,416,000, as a result of (a) the redemption of all of the remaining, approximately $98,000,000 principal amount of the Company's 14.25% Subordinated Debentures, at a cost of approximately $102,900,000, and (b) the refinancing of the Company's bank credit agreement, in September 1992, in connection with the execution of a new bank credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and
Capital Resources", appearing   elsewhere  in  this  Report.   The   Company
recorded   an extraordinary gain  of approximately  $18,020,000 during 1991, as a result of the purchase of approximately $87 million principal amount of its 14.25% Subordinated Debentures at a discount.

                                      15

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for capital are to make acquisitions of radio stations and to cover debt service payments on its indebtedness.
The  Company's radio  stations  do  not   typically require  substantial
investments  in   capital expenditures.   For the year ended December  31,
1993,  net cash  flow from operating activities was approximately
$45,211,000, as  compared to $18,310,000  for the year ended December  31,
1992,  an increase  of approximately $26,901,000 or  147%.   The increase was
principally due to improved earnings in 1993 partially offset by higher working capital requirements.


    In February 1993, the Company borrowed $103 million under the Credit Agreement to finance the acquisition and working capital of radio stations
WZGC-FM, WZLX-FM and  WUSN-FM.   In September  1993, the Company borrowed
approximately $18 million under the Credit Agreement to finance the acquisition and working capital of WIP-AM.

     On May 13, 1993, the Company completed the Second Common Stock Offering for net proceeds to the Company of approximately $100 million (including approximately $10.1 million paid to the Company upon exercise of certain warrants sold in the offering). The net proceeds from the offering were used to pay down borrowings under the acquisition facility under the Credit Agreement.

     The net cash flow from operating activities of approximately $45.2 million together with total cash from financing activities of approximately $78.1 million were used to finance acquisitions and capital expenditures of $123.3 million.

     The Credit Agreement contains various covenants and restrictions that impose certain limitations on the Company and its subsidiaries, including, among others, limitations on the incurrence of additional indebtedness by the Company or its subsidiaries, the payment of cash dividends or other distributions, the redemption or repurchase of the capital stock of the Company, the issuance of additional capital stock of the Company, the making of investments and acquisitions, and other similar limitations.

     Under the terms of a Security Agreement among the Company, its subsidiaries, and one of the banks acting as collateral agent, substantially
all of the  assets of the  Company  and  its subsidiaries,  as   well  as  the
stock  of  the   Company's subsidiaries, are pledged to secure borrowings
under the Credit Agreement.

     The Credit Agreement provides for the repayment of borrowings on a quarterly basis through September 2000. See Note 5 of the Notes to the
Company's Consolidated Financial Statements.   The Credit  Agreement also
permits voluntary prepayments in whole or in part at any time, and it requires mandatory prepayments under specified circumstances.

     In February 1994, the Company borrowed approximately $116 million under the Credit Agreement to finance the acquisition of Los Angeles radio station KRTH-FM.

     The Company is currently negotiating with its Agent Bank under the Credit Agreement to increase its acquisition facility by $150 million. The purchase price of the pending acquisitions of WPGC-AM/FM and WXYT-AM is expected to be financed by additional bank borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is included on Pages F-1 through F-17 of this Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information called for by this Item is not applicable.


                                    PART III


     The information required in this Part is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).



                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a) 1. Financial Statements.
             2. Financial Statement Schedules.

     The financial statements and schedules listed in the index to the Consolidated Financial Statements of the Company that appears on Page 31 of this Report on Form 10-K are filed as part of this Report.



             3. Exhibits.

Exhibit
Number                   Description of Exhibit
_______                  ______________________

2(a) Securities Purchase Agreement, dated as of September 30, 1991, by and among the Company, Michael A. Wiener, Gerald Carrus, Mel Karmazin, and Shearson Lehman Hutton Capital Partners II, L.P., Shearson Lehman Hutton Merchant Banking Portfolio Partnership L.P., Shearson Lehman Hutton Offshore Investment Partnership L.P., and Shearson Lehman Hutton Offshore Investment Partnership Japan L.P. (collectively, the "Lehman Investors").
               (This exhibit can be found as Exhibit 2(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-14702) and is incorporated herein by reference.)

2(b)           Stock Purchase Agreement, dated as of
               December 16, 1991, between Infinity
               Broadcasting Corporation of New York and
               KPWR, Inc. (This exhibit can be found as Exhibit 2(c) to the Company's Registration
               Statement on Forms S-1 and S-3 (Registration
               No. 33-44568) and is incorporated herein by reference.)

2(c) Assignment and Assumption Agreement, dated as of December 16, 1991, between Infinity Broadcasting Corporation of New York and the Company. (This exhibit can be found as Exhibit 2(d) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-44568) and is incorporated herein by reference.)

2(d) Asset Purchase Agreement, dated as of August 15, 1992, between Cook Inlet Radio Partners, L.P., Cook Inlet Radio License Partnership, L.P., Infinity Broadcasting Corporation of Chicago, Infinity Broadcasting Corporation of Atlanta, Infinity Broadcasting Corporation of Boston and the Company. (This exhibit can be found as Exhibit 2(c) to the Company's Quarterly Report on Form 10-Q for the quarter


Exhibit
Number                   Description of Exhibit
_______                  ______________________


               ended September 30, 1992 (File No. 0-14702) and is incorporated herein by reference.)

2(e) Asset Purchase Agreement, dated as of September 25, 1992, between Spectacor Broadcasting, L.P. and Infinity Broadcasting Corporation of Philadelphia. (This exhibit can be found as Exhibit 2(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-14702) and is incorporated herein by reference.)

2(f) Purchase Agreement, dated as of June 16, 1993, among Beasley FM Acquisition Corp., Infinity Broadcasting Corporation of California and the Company. (This exhibit can be found as Exhibit 2(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)

2(g)           Asset Purchase Agreement, dated as of
               October 4, 1993, between Cook Inlet Radio
               Partners, L.P. and Cook Inlet Radio License
               Partnership, L.P. and Infinity Broadcasting
               Corporation of Maryland and the Company.
               (This exhibit can be found as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)

2(h)           Asset Purchase Agreement, dated as of March
               8, 1994, by and between Fritz Broadcasting,
               Inc., Infinity Broadcasting Corporation of
               Detroit and the Company, including a list of omitted schedules and an undertaking by the Company to furnish supplementally a copy of any such omitted schedule to the Securities and Exchange Commission upon request.

3(a)           Restated Certificate of Incorporation of the
               Company, as amended October 22, 1993. (This exhibit can be found as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File
               No. 0-14702) and is incorporated herein by reference.)


Exhibit
Number                   Description of Exhibit
_______                  ______________________


3(b)           Amended and Restated By-Laws of the Company.
               (This exhibit can be found as Exhibit 3(b) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incorporated herein by reference.)

4(a) Indenture, dated as of March 24, 1992, between the Company and Bank of Montreal Trust Company, as Trustee. (This exhibit can be found as Exhibit 4(c) to the Company's Registration Statement on Form S-3 (Registration No. 33-61348) and is incor-porated herein by reference.)

4(b) Credit Agreement, dated as of September 22, 1992, by and among the Company, Hemisphere Broadcasting Corporation, Sagittarius
               Broadcasting Corporation, each of the sub-sidiaries of the Company identified under the caption "Subsidiary Guarantors" on the sig-nature page thereof, each of the banks that is a signatory thereto (collectively, the "Banks"), The Chase Manhattan Bank (National Association) as Administrative Agent for the Banks, Bank of Montreal, The Bank of New York, and Chemical Bank as co-agents for the Banks, and Chemical Bank as collateral agent for the Banks. (This exhibit can be found as Exhibit 4(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-14702) and is incorporated herein by reference.)

4(c)           Amendment No. 1, dated as of December 1,
               1992, to the Credit Agreement, dated as of September 22, 1992, among the Company, its subsidiaries and the banks that are signa-tories thereto. (This exhibit can be found as Exhibit 4(c) to the Company's Report on Form 8-K filed on February 12, 1993 (File
               No. 0-14702) and is incorporated herein by reference.)

4(d) Amendment No. 2, dated as of May 31, 1993, to the Credit Agreement, dated as of September 22, 1992, among the Company, its subsidiaries and the banks that are signatories thereto. (This exhibit can be found as Exhibit 4(a) to



                                      20

Exhibit
Number                   Description of Exhibit
_______                  ______________________


               the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File
               No. 0-14702) and is incorporated herein by reference.)

4(e) Amendment No. 3, dated as of August 31, 1993, to the Credit Agreement, dated as of September 22, 1992, among the Company, its subsidiaries and the banks that are signa-tories thereto. (This exhibit can be found as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (file No. 0-14702) and is incorporated herein by reference.)

4(f) Security Agreement, dated as of September 22, 1992, by and among the Company, each of the subsidiaries of the Company identified under the caption "Subsidiaries" on the signature page thereof, and Chemical Bank, as col-lateral agent for the lenders or other finan-cial institutions or entities party, as lenders, to the Credit Agreement. (This exhibit can be found as Exhibit 4(k) to the Company's Quarterly Report on Form l0-Q for the quarter ended September 30, 1992 (File No. 0-14702) and is incorporated herein by reference.)

4(g) Amended and Restated Stockholders' Agreement, dated as of February 5, 1992, among the Com-pany, Michael A. Wiener, Gerald Carrus, Mel Karmazin and the Lehman Investors. (This exhibit can be found as Exhibit 4(j) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incorporated herein by reference.)

4(h) Warrant Certificate, dated January 28, 1992, certifying that Shearson Lehman Hutton Capital Partners II L.P. is the owner of warrants to purchase 1,051,977 shares of Class C Common Stock, par value $.002 per share, of the Company. (This exhibit can be found as Exhibit 4(l) to the Company's Regis-tration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incor-porated herein by reference.)


Exhibit
Number                   Description of Exhibit
_______                  ______________________


4(i) Warrant Certificate, dated January 28, 1992, certifying that Lehman Brothers Merchant Banking Portfolio Partnership L.P. is the owner of warrants to purchase 1,547,373 shares of Class C Common Stock, par value $.002 per share, of the Company. (This exhibit can be found as Exhibit 4(m) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incorporated herein by reference.)

4(j) Warrant Certificate, dated December 14, 1993, certifying that Shearson Lehman Hutton Offshore Investment Partnership L.P. is the owner of warrants to purchase 769,465 shares of Class C Common Stock, par value $.002 per share, of the Company.

4(k) Warrant Certificate, dated December 14, 1993, certifying that Shearson Lehman Hutton Offshore Investment Partnership Japan L.P. is the owner of warrants to purchase 2,317,522 shares of Class C Common Stock, par value $.002 per share, of the Company.

4(l) Securities Exchange Agreement, dated as of January 28, 1992, among the Company and the Lehman Investors. (This exhibit can be found as Exhibit 4(p) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incorporated herein by reference.)

10(a)*         Employment Agreement, dated as of December
               30, 1985, between the Company and Michael A.
               Wiener.  (This exhibit can be found as
               Exhibit 10(a) to the Company's Registration
               Statement on Form S-1 (Registration No. 33-
               5190) and is incorporated herein by refer-ence.)




____________________

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K.


Exhibit
Number                   Description of Exhibit
_______                  ______________________


10(b)*         Employment Agreement, dated as of December
               30, 1985, between the Company and Gerald
               Carrus.  (This exhibit can be found as
               Exhibit 10(b) to the Company's Registration
               Statement on Form S-1 (Registration No. 33-
               5190) and is incorporated herein by refer-ence.)

10(c)*         Employment Agreement, dated as of September
               10, 1990, between the Company and Mel
               Karmazin. (This exhibit can be found as Exhibit 28(a) to the Company's Quarterly
               Report on Form 10-Q for the quarter ended
               September 30, 1990 (File No. 0-14702) and is incorporated herein by reference.)

10(d)* First Amendment, dated September 30, 1991, to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(d) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-44568) and is incorporated herein by reference.)

10(e)* Second Amendment, dated February 4, 1992, to the Employment Agreement, dated as of September 10, 1990, between the Company and
               Mel Karmazin. (This exhibit can be found as Exhibit 10(e) to the Company's Registration
               Statement on Forms S-1 and S-3 (Registration
               No. 33-46118) and is incorporated herein by reference.)

10(f)* Third Amendment, effective as of June 14, 1993, to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-14702) and is in-
               corporated herein by reference.)


____________________

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K.


Exhibit
Number                   Description of Exhibit
_______                  ______________________


10(g)* Fourth Amendment, effective as of August 16, 1993, to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-14702) and is in-
               corporated herein by reference.)

10(h)* Fifth Amendment, effective as of November 19, 1993, to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)

10(i)* Sixth Amendment to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin, effective as of March 30, 1994 (subject in part to share-holder approval at the annual meeting of the shareholders to be held on June 13, 1994).

10(j)* The Company's Stock Option Plan, amended and restated as of August 16, 1993.

10(k)* Amendment, effective as of November 19, 1993, to the Company's Stock Option Plan, as amended and restated as of August 16, 1993.

10(l)* Amendment, adopted March 30, 1994 (subject to shareholder approval at the annual meeting of the Company's shareholders to be held June 13, 1994) to the Company's Stock Option Plan.

10(m)* The Company's Deferred Share Plan, amended and restated as of August 16, 1993.





____________________

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K.


Exhibit
Number                   Description of Exhibit
_______                  ______________________


10(n)* Amendment, effective as of November 19, 1993, to the Company's Deferred Share Plan, as amended and restated as of August 16, 1993.

10(o)* The Company's Cash Bonus Compensation Plan, adopted on March 30, 1994 (subject to share-holder approval at the annual meeting of the shareholders to be held on June 13, 1994).

10(p)* Indemnity Agreement, dated as of February 27, 1986, between the Company and Michael A. Wiener. (This exhibit can be found as Exhibit 10(f) to the Company's Registration Statement on Form S-1 (Registration No. 33-
               5190) and is incorporated herein by refer-ence.)

10(q)* Indemnity Agreement, dated as of February 27, 1986, between the Company and Gerald Carrus. (This exhibit can be found as Exhibit 10(g) to the Company's Registration Statement on Form S-1 (Registration No. 33-5190) and is incorporated herein by reference.)

10(r)*         Indemnity Agreement, dated as of February 7,
               1986, between the Company and Mel Karmazin.
               (This exhibit can be found as Exhibit 10(h) to the Company's Registration Statement on Form S-1 (Registration No. 33-5190) and is incorporated herein by reference.)

10(s)          Indemnity Agreement, dated as of June 22,
               1987, between the Company and Farid Suleman.
               (This exhibit can be found as Exhibit 10(j) to the Company's Registration Statement on Form S-1 (Registration No. 33-15285) and is incorporated herein by reference.)

10(t)          Indemnity Agreement, dated as of February 4,
               1992, between the Company and Steven A.
               Lerman.  (This exhibit can be found as
               Exhibit 10(l) to the Company's Registration
               Statement on Forms S-1 and S-3 (Registration

____________________

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K.


Exhibit
Number                   Description of Exhibit
_______                  ______________________


               No. 33-46118) and is incorporated herein by reference.)

10(u) Indemnity Agreement, dated as of November 9, 1992, between the Company and Alan R. Batkin. (This exhibit can be found as Exhibit 10(m) to the Company's Report on Form l0-K for the year ended December 31, 1992 (File
               No. 0-14702) and is incorporated herein by reference.)

10(v)*         Indemnity Agreement, dated as of November 9,
               1992, between the Company and O.J. Simpson.
               (This exhibit can be found as Exhibit 10(n) to the Company's Report on Form l0-K for the year ended December 31, 1992 (File
               No. 0-14702) and is incorporated herein by reference.)

10(w)*         Stock Option Agreement, dated as of June 27,
               1988, between the Company, as successor to WCK, and Mel Karmazin. (This exhibit can be found as Exhibit (c)(2) to the Statement on
               Schedule 13E-3 filed pursuant to Rule 13e-3 by WCK, the Management Investors (Michael A.
               Wiener, Gerald Carrus and Mel Karmazin) and the Company and is incorporated herein by reference.)

10(x)* Amendment Agreement, dated as of August 2, 1988, to Stock Option Agreement dated as of June 27, 1988, between the Company, as suc-cessor to WCK, and Mel Karmazin. (This exhibit can be found as Exhibit 9(c)(7) to Amendment No. 3 to Schedule 14D-1 filed by the Company as successor to WCK and is incor-porated herein by reference.)

10(y)* Amendment No. 1 to Stock Option Agreement, dated as of October 14, 1988, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 4(l) to the Company's Annual Report on Form 10-K for the year ended

____________________

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K.


Exhibit
Number                   Description of Exhibit
_______                  ______________________


               December 25, 1988 (File No. 0-14702) and is incorporated herein by reference.)

10(z)* Agreement, dated as of July 26, 1993, between the Company and Mel Karmazin, with respect to the exercise of certain options granted pur-suant to the Stock Option Agreement, dated as of June 27, 1988, as amended, between the Company, as successor to WCK, and Mel Karmazin. (This exhibit can be found as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-14702) and is in-
               corporated herein by reference.)

10(aa) Warrant Certificate, dated September 30, 1991, certifying that Mel Karmazin is the owner of warrants to purchase shares of Class A Common Stock, par value $.002 per share, of the Company. (This exhibit can be found as Exhibit 10(p) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incorporated herein by reference.)

10(bb) Management Agreement, dated February 17, 1993, by and among the Company, Unistar Com-munications Group, Inc., Unistar Radio Networks, Inc., The Chase Manhattan Bank, N.A., National Westminster Bank, USA, and Novastar, Inc. (This exhibit can be found as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-14702) and is incorporated herein by reference.)

10(cc) Amended and Restated Management Agreement, dated September 29, 1993, among the Company,
               Unistar Communications Group, Inc., Unistar
               Radio Networks, Inc., The Chase Manhattan
               Bank, N.A. and Novastar, Inc. (This exhibit can be found as Exhibit 10(a) to the Com-pany's Quarterly Report on Form 10-Q for the

____________________

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K.


Exhibit
Number                   Description of Exhibit
_______                  ______________________


               quarter ended September 30, 1993 (File No. 0-
               14702) and is incorporated herein by refer-ence.)

10(dd) Amended and Restated Credit Agreement, Pur-chase and Release Agreement, dated as of February 3, 1994, among Unistar Radio Networks, Inc. (formerly known as Unistar Holdings, Inc.), UCGI, Inc. (formerly known as Unistar Communications Group, Inc.), TMRG, Inc. (formerly known as The Market Research Group, Inc.), The Chase Manhattan Bank (National Association), as lender and as agent, the Company and Novastar, Inc.

10(ee) Securities Purchase Agreement, dated as of November 4, 1993, between Westwood One, Inc. and Infinity Network Inc. (This exhibit can be found as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)

10(ff) Stock Purchase Agreement, dated as of November 4, 1993, among UCGI, Inc. (formerly known as Unistar Communications Group, Inc.), Unistar Radio Networks, Inc., the Company and Westwood One, Inc. and Infinity Network Inc. (This exhibit can be found as Exhibit 10(a) to the Company's Report on Form 8-K filed on November 17, 1993 (File No. 0-14702) and is incorporated herein by reference.)

10(gg)         Management Agreement, dated as of February 3,
               1994, between Westwood One, Inc. and the
               Company.

21             Subsidiaries of the Company.

23             Consent of KPMG Peat Marwick, Independent
               Certified Public Accountants.

                                      28

         (b) Reports on Form 8-K.

      The Company filed a Report on Form 8-K, dated November 4, 1993, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. on November 17, 1993, reporting in response to Item 5 of the Form 8-K. The Report on Form 8-K contained the consolidated financial statements at November 30, 1992 of Westwood One, Inc.


                                      29

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1994.


                                          INFINITY BROADCASTING CORPORATION


                                          BY   /S/ MICHAEL A. WIENER
                                           ..................................
                                            Michael Wiener
                                            Chairman of the Board
                                            of Directors and Secretary



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Michael A. Wiener         March 30, 1994
........................      ...............
Michael A. Wiener                 Date
Chairman of the Board of
Directors and Secretary

/s/ Gerald Carrus             March 30, 1994
..................            ..............
Gerald Carrus                     Date
Co-Chairman of the Board
of Directors and Treasurer

/s/ Mel Karmazin              March 30, 1994
........................      ...............
Mel A. Karmazin                   Date
Director, President, and
Chief Executive Officer

/s/ Farid Suleman             March 30, 1994
 ..................           ..............
Farid Suleman                     Date
Director,  Vice President--Finance,
and Chief Financial Officer *


/s/ James A. Stern            March 30, 1994
........................      ..............
James A. Stern                    Date
Director

/s/ James L. Singleton        March 30, 1994
.......................       ..............
James L. Singleton                Date
Director


/s/ Steven A. Lerman          March 30, 1994
........................      ..............
Steven A. Lerman                   Date
Director

/s/ Alan R. Batkin            March 30, 1994
 ........................     ..............
Alan R. Batkin                     Date
Director

/s/ O.J. Simpson              March 30, 1994
........................      ..............
O.J. Simpson                       Date
Director


- - ---------------
* Mr. Suleman also performs the functions of Chief Accounting Officer


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                    COVERED BY INDEPENDENT AUDITORS' REPORT
                                 (ITEM 14(A)1)








Independent Auditors'  Report............................................  F-1

Consolidated balance sheets as of December 31, 1992 and 1993.............  F-2
Consolidated statements of operations for each of the years in the three-year period ended December 31, 1993............................  F-4

Consolidated statements of changes in stockholders' equity (deficiency)
for each of the years in the three-year period ended December 31,1993....  F-5

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1993............................  F-6

Notes to consolidated  financial statements..............................  F-7

Financial statement schedules for each of the years in the three-year period ended December 31, 1993

VIII  Valuation and qualifying accounts..................................  F-16
X     Supplementary income statement information.........................  F-17

    All other schedules have been omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes thereto.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders
Infinity Broadcasting Corporation:


We have audited the consolidated financial statements of Infinity Broadcasting Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we
also  have  audited the financial  statement   schedules as   listed  in   the
accompanying   index.  These consolidated financial  statements   and
financial  statement  schedules   are  the responsibility  of  the Company's
management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis,
evidence supporting   the amounts and disclosures in the financial statements.
An audit also includes assessing  the   accounting  principles  used  and
significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity Broadcasting Corporation and subsidiaries as of December 31, 1992 and 1993, and the results of their operations and their cash flows for each of the years
in  the three-year period ended   December 31,  1993,   in  conformity  with
generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                          KPMG PEAT MARWICK

New York, New York
February 1, 1994


                                     F-1


           INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                                        Dec. 31,    Dec. 31,
                                                          1992        1993
                                                       ---------   ---------
                                                      (Dollars In Thousands)

ASSETS

Current Assets:
   Cash and cash equivalents                              $3,379     $9,913
   Receivables (less allowance of $882 in
       1992 and $1,027 in 1993)                           42,382     57,249
   Prepaid expenses and other current assets               2,081      2,978
                                                       ---------   ---------
      Total Current Assets                                47,842     70,140
                                                       ---------   ---------
Property and equipment at cost:
   Land and buildings                                      6,194      6,197
   Machinery and equipment                                14,376     17,609
   Furniture and fixtures                                  1,873      1,476
   Leasehold improvements                                  1,820      2,002
   Construction in progress                                1,289        797
                                                       ---------  ---------
                                                          25,552     28,081

Less accumulated depreciation and amortization             7,913      9,332
                                                       ---------  ---------
   Net property and equipment                             17,639     18,749
                                                       ---------  ---------

Intangible assets (net of accumulated amortization
     of $96,783 in 1992 and $73,077 in 1993)             193,451    277,047

Other assets                                              13,020     12,104

                                                       ---------  ---------

                                                        $271,952   $378,040
                                                       =========  =========

See accompanying Notes to Consolidated Financial Statements

                                      F-2



           INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS, CONTINUED
                                                        Dec. 31,    Dec. 31,
                                                          1992        1993
                                                       ---------   ---------
                                                      (Dollars In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Accounts payable and other accrued expenses           $10,222    $12,841
   Accrued compensation                                    2,420      3,236
   Accrued interest                                        6,955      7,776
   Income taxes                                            7,006      7,477
   Other current liabilities                               3,458      5,888
   Current portion of long-term debt                      13,125     22,312
                                                       ---------   ---------
        Total Current Liabilities                         43,186     59,530
                                                       ---------   ---------

Long-term debt, less current portion                     367,500    342,750

Commitments and contingencies

Stockholders' equity (deficiency):

   Preferred stock, $ .01 par value:
       1,000,000 shares authorized; none issued                -          -

   Class A Common Stock, $.002 par value:
       75,000,000 shares authorized; issued and
       outstanding 14,504,880 shares in 1992
       and 28,377,585 shares in 1993                          29         57

   Class B Common Stock, $.002 par value:
       17,500,000 shares authorized; issued and
       outstanding 4,010,153 shares in 1992
       and 3,990,621 shares in 1993                            9          8

   Class C Common Stock, $.002 par value:
       30,000,000 shares authorized; issued and
       outstanding 5,254,140 shares in 1992
       and 496,114 shares in 1993                             11          1

Additional paid-in capital                               159,606    259,748

Retained earnings (deficit)                             (298,389)  (284,054)
                                                       ---------- ----------

Total stockholders' equity (deficiency)                 (138,734)   (24,240)
                                                       ---------- ----------

                                                        $271,952   $378,040
                                                       ========== ==========

See accompanying Notes to Consolidated Financial Statements


                                     F-3



           INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                              1991       1992       1993
                                            -------    -------    -------
                                           (Dollars and Shares In Thousands
                                             Except Per Share Amounts)


Total revenues                               $135,278   $171,843   $234,240
   Less agency commissions                     17,319     21,613     29,718
                                            ---------  ---------  ---------
      Net revenues                            117,959    150,230    204,522
                                            ---------  ---------  ---------
Station operating expenses excluding
   depreciation and amortization               61,207     81,707    109,601
Depreciation and amortization                  25,582     28,926     38,853
Corporate general and
   administrative expenses                      3,698      4,182      4,836
                                            ---------  ---------  ---------
                                               90,487    114,815    153,290
                                            ---------  ---------  ---------
      Operating income                         27,472     35,415     51,232
                                            ---------  ---------  ---------
Other income (expense)
   Interest expense                           (51,756)   (39,390)   (36,776)
   Interest income                                264      1,152        485
   Other expense                                          (6,503)
                                            ---------  ---------  ---------
   Earnings (loss) before income
      taxes and extraordinary items           (24,020)    (9,326)    14,941

Income taxes                                        6        106        606
                                            ---------  ---------  ---------
Net earnings (loss) before
   extraordinary items                        (24,026)    (9,432)    14,335

Extraordinary items                            18,020    (12,318)
                                            ---------  ---------  ---------
   Net earnings (loss)                        ($6,006)  ($21,750)   $14,335
                                            =========  =========  =========

Earnings (loss) per common share:
   Before extraordinary items                  ($1.63)    ($0.30)     $0.35
   Extraordinary items                           1.22      (0.39)      0.00
                                            ---------  ---------  ---------
Net earnings (loss) per common share           ($0.41)    ($0.69)     $0.35
                                            =========  =========  =========

Weighted average shares outstanding            14,715     31,334     41,370
                                            =========  =========  =========


See accompanying Notes to Consolidated Financial Statements


                                      F-4




                                 INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                     YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                               (IN THOUSANDS)

                                    Class A         Class B       Class C      Add'l    Retained
                                  Common Stock   Common Stock  Common Stock   Paid-in   Earnings
                                  Shares   Amt   Shares  Amt   Shares  Amt    Capital   (Deficit)   Total
                                 -------------- ------------- -------------  ---------  ---------  ---------



Balance at December 31, 1990       5,254   $11   4,010    $9       0    $0    $25,003  ($270,633) ($245,610)
Net loss                                                                                  (6,006)    (6,006)
Issuance of Warrants                                                           29,585                29,585
Exercise of Class A Warrants         515     2                                     (1)                    1
Issuance of Class C Common
   Stock in exchange for
   Class A Common Stock           (5,254)  (11)                5,254    11                                0
                                   ------  ----  ------  ----  ------  ----  ---------  ---------  ---------
Balance at December 31, 1991         515     2   4,010     9   5,254    11     54,587   (276,639)  (222,030)
Net loss                                                                                 (21,750)   (21,750)
Vesting of Deferred Shares                                                      6,503                 6,503
Exercise of Class A Warrants         108
Issuance of Class A
   Common Stock                   13,849    27                                 98,515                98,542
Issuance of Class B
   Common Stock                                     34                              1                     1
Conversion of Class B
   Common Stock to
   Class A Common Stock               34           (34)
                                   ------  ----  ------  ----  ------  ----  ---------  ---------  ---------
Balance at December 31, 1992      14,506    29   4,010     9   5,254    11    159,606   (298,389)  (138,734)
Net earnings                                                                              14,335     14,335
Exercise of Class A Warrants       1,680     3                                 10,077                10,080
Exercise of Class B Warrants                       135                              3                     3
Issuance of Deferred Shares                        596     1                                              1
Exercise of Class C Warrants                                      42
Issuance of Class A
   Common Stock                    6,642    13                                 90,062                90,075
Conversion of Class B
   Common Stock to
   Class A Common Stock              750     2    (750)   (2)
Conversion of Class C
   Common Stock to
   Class A Common Stock            4,800    10                (4,800)  (10)
                                  ------- ----- ------- ----- ------- -----  ---------  ---------  ---------
Balance at December 31, 1993      28,378   $57   3,991    $8     496    $1   $259,748  ($284,054)  ($24,240)
                                  ======= ===== ======= ===== ======= =====  =========  =========  =========


See accompanying Notes to Consolidated Financial Statements


                                      F-5




             INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                                1991       1992       1993
                                              -------    -------    -------
                                                  (Dollars In Thousands)

Net cash flow from operating activities:
   Net earnings (loss)                        ($6,006)  ($21,750)   $14,335
   Extraordinary items                        (18,020)    12,318
   Depreciation and amortization               25,582     28,926     38,853
   Amortization of deferred financing costs     1,997      1,898      1,330
   Accretion of 14.25% Debentures              14,155
   Vesting of deferred shares                              6,503
   Other                                          750
                                              --------   --------   --------
                                               18,458     27,895     54,518
   Increase in receivables                     (3,028)   (11,468)   (14,867)
   Decrease (increase) in other
        current assets                            (81)        97       (897)
   Increase (decrease) in accounts
        payables and accrued expenses          (2,349)     5,189      6,336
   Increase (decrease) in accrued interest      3,538     (3,399)       821
   Other, net                                     177         (4)      (700)
                                              --------   --------   --------
Net cash flow from operating activities        16,715     18,310     45,211
                                              --------   --------   --------
Investing activities:
   Capital expenditures                         1,425      1,300      1,901
   Acquisitions:
     Property and equipment                                1,000      4,000
     Intangibles                                1,000     72,500    117,372
     Other                                                   976
                                             ---------  ---------  ---------
Net cash used for investing activities          2,425     75,776    123,273
                                             ---------  ---------  ---------
Cash provided (required) before
   financing activities                        14,290    (57,466)   (78,062)
                                             =========  =========  =========
Financing activities:
   Borrowings under debt agreements            36,531    421,000    126,000
   Reduction of debt                          (81,565)  (446,513)  (141,563)
   Proceeds from issuance of stock             28,836     98,543    100,159
   Premium paid for bond buyback                          (4,902)
   Deferred financing costs                    (5,701)   (12,550)
                                             ---------  ---------  ---------
Net cash provided by (used for)
   financing activities                       (21,899)    55,578     84,596
   Decrease (increase) in cash
       and cash equivalents                     7,609      1,888     (6,534)
                                             ---------  ---------  ---------
Total cash provided by (used for)
   financing activities                      ($14,290)   $57,466    $78,062
                                             =========  =========  =========

See accompanying Notes to Consolidated Financial Statements






                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned and are all involved in radio broadcasting. All significant intercompany balances and transactions have been eliminated in consolidation.

  (b) Revenue Recognition

     Revenues are recognized when advertisements are aired.

  (c) Property and Equipment

     Depreciation is provided on a straight line basis for financial statement purposes over the estimated useful lives of the related assets as follows:

       Buildings........................................  18 years
       Machinery and equipment..........................  3-10 years
       Leasehold improvements...........................  Life of lease
       Furniture and fixtures...........................  10 years

  (d) Intangible Assets

     Intangible assets arising from acquisitions are amortized on a straight-line basis over their useful lives ranging generally from 3 to 40 years.

  (e) Income Taxes

      The  Company  and  its subsidiaries  file  a  consolidated
Federal income  tax return.

     Effective January 1, 1993, the Company implemented Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes" which requires the use of the asset and liability method of financial accounting and reporting for income taxes. Under FAS 109, deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

  (f) Earnings Per Share

     Earnings (loss) per common share are based on the weighted average number of common shares and common equivalent shares (where inclusion of such equivalent shares would not be anti-dilutive) outstanding during the year.

  (g) Cash Equivalents

     Cash equivalents include certificates of deposit and commercial paper with maturities of one month or less.

NOTE 2. PUBLIC STOCK OFFERINGS

     On February 5, 1992, the Company and certain holders of warrants exercisable for shares of the Company's Class A Common Stock, through an initial public offering (the "Common Stock IPO") sold 13,788,826 shares of Class A Common Stock, resulting in net proceeds to the Company of approximately $100.1 million before expenses of approximately $1.6
million.   As a  result of  the Company's  Common Stock  IPO, the Company in the First Quarter of 1992 recorded a non-recurring non-cash charge of approximately $6,503,000, resulting from the issuance in 1990 of approximately 836,107 deferred shares of the Company's Common Stock to management.


     On May 13, 1993, the Company and certain holders of warrants exercisable for shares of the Company's Class A Common Stock sold through a public offering 8,148,814 shares of Class A Common Stock
resulting  in net proceeds to the Company of approximately $100 million.   The
net proceeds from this offering were used to pay down bank borrowings under the Company's bank credit agreement (the "Credit Agreement").

     Effective August 9, 1993, the Company declared a three-for-two stock split in the form of a stock dividend payable on August 16, 1993 to shareholders of record at the close of business on August 9, 1993. Effective November 12, 1993, the company declared another three-for-two stock split in the form of a stock dividend payable on November 19, 1993 to shareholders of record at the close of business on November 12, 1993. During 1993, in connection with these stock splits, the Company increased the number of authorized shares of its Class A Common Stock to 75,000,000, Class B Common Stock to 17,500,000 and Class C Common Stock to 30,000,000. The accompanying consolidated financial statements reflect the effect of the stock dividends.

     On December 7, 1993, certain merchant banking partnerships affiliated with Lehman Brothers Inc. and certain officers of the Company sold in a secondary offering 5,550,000 shares of Class A Common Stock.


NOTE 3. ACQUISITIONS

     On April 16, 1992, the Company acquired WFAN-AM, a radio station serving New York City, for approximately $70 million.

     On February 1, 1993, the Company acquired the assets of WZGC-FM (Atlanta), WZLX-FM (Boston) and WUSN-FM (Chicago) from Cook Inlet Radio Partners, L.P. and Cook Inlet Radio License Partnership, L.P. for a total purchase price of approximately $100 million.

     On September 1, 1993, the Company acquired WIP-AM, an all-sports radio station serving Philadelphia, from Spectacor Broadcasting, L.P. for approximately $17.4 million.

     The above acquisitions have been accounted for by the purchase method of
accounting.    The  purchase  price  has  been  allocated  to the  assets
acquired, principally  intangible   assets,  including covenants  not  to
compete, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill.

     The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of 1992 and 1993, after giving effect to certain adjustments, including amortization of goodwill and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.


                                                    Years Ended December 31,
                                                    ------------------------
                                                         1992          1993
                                                    ----------    ----------
                                                           (Unaudited)
Net revenues....................................     $ 183,935     $ 210,317
Net earnings (loss) before extraordinary items..       (23,287)       13,524
Net earnings (loss).............................       (35,605)       13,524

Earnings (loss) per  common share:
Before extraordinary items......................          (.74)          .33
Extraordinary items.............................          (.39)           --
                                                     ----------    ----------
Net earnings (loss) per common share............         (1.13)          .33
                                                     ==========    ==========


     On  October  4,  1993,  the  Company  entered  into   an  agreement to
acquire Washington, D.C. radio stations WPGC-AM/FM from Cook Inlet Radio Partners, L.P. and Cook Inlet Radio License Partnership, L.P. for approximately $60 million.

     On March 8, 1994, the Company entered into an agreement to acquire Detroit radio station WXYT-AM for approximately $23 million from Fritz Broadcasting Inc.

     The purchase price of the acquisitions of WPGC-AM/FM and WXYT-AM is expected to be financed by bank borrowings.

     In February 1994, the Company completed the acquisition of Los Angeles radio station KRTH-FM from Beasley FM Acquisitions Corp. for approximately $116 million. The purchase price of the acquisition was funded by borrowings under the Credit Agreement.


     On February 17, 1993, the Company entered into an agreement to manage the business and operations of Unistar Communications Group, Inc. ("UCG") and
its subsidiaries.   UCG is the parent  of Unistar Radio Networks, Inc.
("Unistar"), the country's  fourth-largest provider of radio network
programming services.   Under  the  terms of this agreement, as amended,  the
Company received at no cost approximately 20.23% of UCG's issued and outstanding capital stock, an option to acquire the remaining capital stock of UCG for a nominal price under certain conditions, and an annual management fee of approximately $2 million.

     On February 3, 1994, the Company, Unistar and Westwood One, Inc. ("Westwood One") completed the purchase by Westwood One of the radio network business of Unistar for approximately $101.3 million. Westwood One is the nation's largest producer and distributor of nationally sponsored radio programs. In connection with the transaction, an affiliate of the Company received 5 million newly issued shares of common stock of Westwood One for $3 per share (which represents approximately 16.45% of the issued and outstanding capital stock of Westwood One) and an option to purchase an additional 3 million shares of Westwood One's common stock at a purchase price of $3 per share, subject to certain vesting requirements. In connection with the transactions, the Company's Chief Executive Officer and Chief Financial Officer became the Chief Executive Officer and Chief Financial Officer, respectively, of Westwood One pursuant to a Management
Agreement between  the Company and Westwood One.   Under the management
agreement, the Company will receive a base management fee and additional warrants to acquire up to 1.5 million shares of Westwood One's Common Stock at a purchase price from $3 to $5 per share in the event that Westwood One's Common Stock trades above certain target price levels.


NOTE 4. DEPRECIATION AND AMORTIZATION

     A summary of depreciation and amortization expense for the years ended December 31, 1991, 1992 and 1993 follows:
                                        1991         1992       1993
                                        ----         ----       ----
                                              (In Thousands)
Depreciation and amortization of
 property and equipment............ $  4,098    $   3,934    $  4,791
Amortization of intangible assets:
  Covenants  not to compete........    4,214        6,384      15,875
  Franchise interests..............    2,651        3,192       3,705
  Other............................   14,619       15,416      14,482
                                     -------     ---------   --------
                                      21,484       24,992      34,062
                                     -------     ---------    --------

                                    $ 25,582    $  28,926    $ 38,853
                                     =======     =========   ========

NOTE 5.  LONG-TERM DEBT

     Long-term debt at December 31, 1992 and 1993 consists of the following:


                                                      1992         1993
                                                     ------       ------
                                                         (In Thousands)
    Bank Borrowings(a)....................         $   180,625  $ 165,062
     10 3/8% Subordinated Debentures(b)....            200,000    200,000
                                                   -----------  ----------
                                                   $   380,625  $ 365,062
     Less current portion..................            (13,125)   (22,312)
                                                   -----------  ----------
                                                   $   367,500  $ 342,750
                                                   ===========  ==========


- - ---------------

(a) At December 31, 1993, the Company's Credit Agreement provided for aggregate borrowings of up to approximately $295 million, including an acquisition facility of $115 million and a working capital facility of $30 million.

    The Credit Agreement provides for quarterly principal payments through September 30, 2000.

    Under the Credit Agreement, interest is payable quarterly, based on the (i) prime rate or (ii) London Interbank Offer Rate.

    In the normal course of business, the Company enters into a variety of interest rate protection agreements, options and swaps, in order to limit its exposure due to adverse fluctuations in interest rates. These instruments are executed with creditworthy financial institutions.

    As of December 31, 1993, the Company has entered into various interest rate protection agreements under which the Company's interest rate on $80 million of borrowings under the Credit Agreement is fixed at between 4.80% and 5.25% per annum, expiring in the first quarter of 1996.

(b) On March 24, 1992, the Company sold $200 million principal amount of its 10 3/8% Senior Subordinated Notes due 2002, through a public offering for net

    proceeds to the Company of approximately $195 million.
    At December 31, 1993, the fair value of the Company's 10 3/8% Senior Subordinated Notes was estimated to be $215,000,000 based on the quoted market prices for the same issue.


    The scheduled maturities of long-term debt for the next five years and after are as follows:

          YEAR ENDING DECEMBER                        AMOUNT
     -------------------------------------------  --------------
                                                  (In Thousands)
     1994.......................................  $     22,312
     1995.......................................        15,170
     1996.......................................        20,227
     1997.......................................        20,227
     1998.......................................        25,478
     After 1998.................................       261,648
                                                  -------------
                                                  $    365,062
                                                  =============

     The debt agreements contain, among other things, restrictions on additional borrowings, capital expenditures, leases, sale of assets or common stock of subsidiaries, and payment of cash dividends. As of December 31, 1993, no earnings were available for payment of dividends.

     Substantially all of the assets of the Company and the common shares of its subsidiaries are pledged as collateral under the Credit Agreement.

     For years ended 1991, 1992 and 1993, the Company paid cash for interest of $32,066,000, $40,891,000 and $34,625,000, respectively.


NOTE 6.  EMPLOYEE AND OTHER POST RETIREMENT BENEFIT PLANS

     The Company  has a qualified  401(k) profit sharing  plan covering
substantially all of  its non-union full-time employees.   For the years ended
December 31, 1991, 1992 and 1993, no contributions to this plan were made by the Company.

     The Company does not provide any post retirement health care and life insurance benefits to its employees and accordingly, has no liabilities for such benefits.

NOTE 7. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1991, 1992 and 1993, consisting of current state and local taxes, was $6,000, $106,000 and $606,000, respectively. No federal income taxes were provided in 1991, 1992 and 1993 as a result of net losses incurred and available net loss carryforwards for each period.

     At December 31, 1993, the Company had net operating loss carryforwards for federal income tax purposes which expire from 2004 to 2008 of approximately $73 million.

     As discussed in note 1, the Company adopted FAS No. 109 as of January 1, 1993. There was no effect on the consolidated balance sheet as of December 31, 1993 of implementing FAS 109 as the value of the deferred tax asset resulting from the net operating loss carryforwards was offset by a valuation allowance of equal amount.

     For the years ended December 31, 1991, 1992 and 1993, the Company paid cash for income taxes of $33,000, $714,000 and $135,000, respectively.


NOTE 8. EMPLOYEE STOCK PLANS

     Employee Stock Option Plan. The Company's 1988 Employee Stock Option Plan as amended provides for a grant of options to purchase 2,664,350 shares of the Company's Class A Common Stock and 187,500 shares of Class B Common Stock. The options are exercisable in equal amounts generally over five years from the date of grant. At December 31, 1992 and 1993, options for 686,700 and 905,981 shares, respectively, of Class A Common Stock were exercisable.

     Employee Deferred Share Plan. The Deferred Share Plan permits the grant of up to 240,641 Class A Deferred Shares and 782,969 Class B Deferred Shares to executives or other key employees of the Company.

     The following is a table summarizing the changes during the years ended December 31, 1992 and 1993 in options and deferred shares outstanding:



                                                   CLASS A COMMON STOCK
                                                ---------------------------
                                                  DEFERRED        EXERCISE
                                                  SHARES AND      PRICE PER
                                                  OPTIONS          SHARE
                                                ------------   ------------

Outstanding as of December 31, 1991...........    1,203,196      $.001-.1333
Granted/Issued................................      556,875             7.78
Canceled......................................      (50,076)        .04-7.78
Exercised.....................................      (58,495)           .1333
                                                  ----------

Total outstanding as of December 31, 1992.......   1,651,500
Granted/Issued..................................     963,750      8.78-26.00
Canceled........................................        --            --
Exercised................................  .....    (173,900)     .1333-8.78
                                                   -----------
Total outstanding as of December 31, 1993.......    2,441,350
                                                   ===========

NOTE 9. STOCKHOLDERS' EQUITY

     Each share of Class A Common Stock and each share of Class C Common Stock is entitled to one vote per share. Each share of Class B Common Stock is generally entitled to ten votes per share. Shares of Class B Common Stock and Class C Common Stock, at the option of the holder, may be converted at any time into an equal number of shares of Class A Common Stock. Each share of Class B Common Stock and Class C Common Stock automatically converts into one share of Class A Common Stock upon the sale, gift, or other transfer of such share to any person other than an associate of the Company (as defined) and upon certain other events.

     During 1988, the Company issued options with an exercise price of $.027 per share to an officer of the Company to purchase 2,107,998 shares of the Company's Class B Common Stock. During 1992 and 1993 options to purchase 33,750 and 134,942 shares were exercised.

     The Company has reserved 32,439 shares of Class A Common Stock, 2,051,807 shares of Class B Common Stock and 8,935,526 shares of Class C Common Stock for issuance upon the exercise of certain warrants and options outstanding as of December 31, 1993.


NOTE 10. RELATED PARTY TRANSACTIONS

     The Company leases office space from an affiliate which is owned 70% by certain stockholders. The lease expires on December 31, 1998 and provides for an annual rent of $145,380 subject to certain annual adjustments.


     As of December 31, 1992 and 1993, the Company has loans receivable from certain stockholders amounting to $1,200,000 in the aggregate. Such loans, payable on June 1, 1994, are non-interest bearing and are included as other assets in the accompanying consolidated balance sheets.

    As of December 31, 1993, the Company had accounts receivable from Unistar amounting to approximately $204,000.

NOTE 11. EXTRAORDINARY ITEMS

     In 1991, the Company purchased approximately $87 million principal amount of the 14.25% Subordinated Discount Debentures, resulting in an extraordinary gain of approximately $18 million.

     On March 24, 1992, the Company called for the redemption of all of the remaining approximately $98,000,000 of the 14.25% Subordinated Discount Debentures, resulting in an extraordinary loss of approximately $8,277,000.

     On September 22, 1992, the Company entered into a new credit agreement which replaced its prior bank credit agreement and which resulted in an extraordinary loss of $4,041,000.


NOTE 12. COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries occupy certain office space and transmitting facilities under lease agreements expiring at various dates through 2004. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Most leases provide for escalation of rent based on increases in the Consumer Price Index and/or real estate taxes.


     The following is a summary of the future minimum rental commitments under existing leases:


        YEAR ENDING DECEMBER  31,                        AMOUNT
        ------------------------------------------  --------------
                                                    (In Thousands)
        1994......................................    $    3,766
        1995......................................         3,897
        1996......................................         3,740
        1997......................................         2,664
        1998......................................         2,556
        After 1998................................         7,343
                                                    --------------
                                                      $   23,966
                                                    ==============


     Rent expense applicable to such leases amounted to approximately $2,049,000, $2,354,000 and $3,079,000 for the years ended December 31, 1991,
1992 and  1993, respectively.


     At December 31, 1993, the Company is committed to the purchase of broadcast rights for various sports events and other programming including on-air talent, aggregating approximately $62.5 million. The aggregate payments related to these commitments during the next five years are as follows:

                                                        AMOUNT
                                                    --------------
                                                    (In Thousands)
      1994....................................      $     26,475
      1995....................................            26,721
      1996....................................             6,203
      1997....................................             2,894
      1998....................................               179
                                                    --------------
                                                    $     62,472
                                                    ==============

NOTE 13. INTANGIBLE AND OTHER ASSETS
     Intangible assets at cost, as of December 31, 1992 and 1993 include:

                                              1992        1993
                                           --------    --------
                                               (In Thousands)

  Franchise interests................       $214,458    $259,582
  Favorable leasehold interest.......         30,708      30,542
  Other, principally covenants.......
    not to complete..................         45,068      60,000
                                            --------    --------
                                            $290,234    $350,124
                                           =========   =========

     Other assets include principally deferred financing costs and are amortized over the term of the financing.


NOTE 14.   QUARTERLY FINANCIAL DATA (UNAUDITED)


                               First       Second      Third       Fourth
                               Quarter     Quarter     Quarter     Quarter        Year
                               --------    --------    --------    --------    --------
                                     (In Thousands Except Per Share Amounts)

1993
Net revenues                    $35,165     $53,036     $55,156     $61,165    $204,522
Station operating expenses       22,797      26,029      28,645      32,130     109,601
Operating income                  3,026      15,245      15,078      17,883      51,232
Net earnings (loss)              (6,430)      5,684       5,994       9,087      14,335
Net earnings (loss) per share     (0.20)       0.14        0.13        0.20        0.35
Dividends per share                  -           -           -           -           -


1992
Net revenues                    $23,372     $40,250     $41,702     $44,906    $150,230
Station operating expenses       15,639      19,524      21,893      24,651      81,707
Operating income                  1,693      11,661      10,539      11,522      35,415
Net earnings (loss)             (22,826)(a)   1,179      (2,557)(a)   2,454     (21,750)
Net earnings (loss) per share     (0.74)(a)   (0.03)      (0.07)(a)    0.07       (0.69)
Dividends per share                  -           -           -           -           -


1991
Net revenues                    $22,228     $31,235     $31,894     $32,602    $117,959
Station operating expenses       15,108      15,137      15,713      15,249      61,207
Operating income (loss)          (1,118)      8,586       8,867      11,137      27,472
Net earnings (loss)             (14,838)     (4,611)     13,305 (a)     138      (6,006)
Net earnings (loss) per share     (1.60)      (0.49)       1.00 (a)    0.01       (0.41)
Dividends per share                  -           -           -           -           -


(a) Amount includes extraordinary gain (loss) related to repayment of debt of
    $18,020,000 in 1991, ($8,277,000) in the first quarter of 1992 and ($4,041,000)
    in the third quarter of 1992.


                                     F-15





                                 SCHEDULE VIII

               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

    Column A        Column B           Column C          Column D     Column E
- - -------------------------------------------------------------------------------
                   Balance at    Charged to   Charged               Balance at
                   Beginning     Costs and    to Other                  End of
Description        of Period     Expenses     Accounts   Deductions     Period
- - -------------------------------------------------------------------------------
                                    (In Thousands)
1991
 Allowance for
 Doubtful Accounts $   792       $  557       $    -       $  457       $   892
                   ========      =======      =======      =======      =======

1992
 Allowance for
 Doubtful Accounts $   892       $  556       $    -       $  566       $   882
                   ========      =======      =======      =======      =======

1993
 Allowance for
 Doubtful Accounts $   882       $  852       $    -       $  707       $ 1,027
                   ========     =======       =======      =======      =======


                                       F-16



                                 SCHEDULE X

               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993


                 COLUMN A                                     COLUMN B
- - -------------------------------------------------------------------------------
                                                   1991        1992      1993
                                                ---------   --------- ---------
                                                         (IN THOUSANDS)
Depreciation and amortization of
intangible assets (including amortization
of deferred financing costs)...............     $  23,481   $ 26,890  $ 35,392
                                                =========   ========= =========

Royalties  (Music License Fees)............     $   2,716   $  3,234  $  4,804
                                                =========   ========  =========

Advertising and promotions costs...........     $   6,689   $  5,914  $  7,955
                                                =========   ========  =========


All other information is omitted as the amounts do not exceed one percent of total sales.

                                     F-17
