Form 10-Q
period 1994-03-31
INFINITY BROADCASTING CORP
filed 1994-05-13
CIK 792863

                         FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended                   Commission File
March 31, 1994                                     Number 0-14702


             Infinity Broadcasting Corporation
             _________________________________
   (Exact name of registrant as specified in its charter)

           Delaware                            13-2766282
_______________________________          ___________________
(State or other jurisdiction of            (I.R.S. Employer
incorporation  or organization)          Identification No.)


 600 Madison Avenue, New York, New York              10022
________________________________________          __________
(Address  of principal executive  offices)        (Zip Code)

                         (212) 750-6400
____________________________________________________________
    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                  No
              _____                   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,488,116 shares of Class A Common Stock, 3,990,621 shares of Class B Common Stock and 496,114 shares of Class C Common Stock as of May 2, 1994.

             INFINITY BROADCASTING CORPORATION

                           INDEX


                                                      Page No.
                                                      ________



Part I.     Financial Information

  Item 1.   Financial Statements

            Consolidated Balance Sheets............      1

            Consolidated Statements of Operations..      3

            Consolidated Statements of Stockholders'
            Equity.................................      4

            Consolidated Statements of
            Cash Flows.............................      5

            Notes to Consolidated Financial
            Statements.............................      6

  Item 2.   Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations..................      8

Part II.

  Item 6.   Exhibits and Reports on Form 8-K.......     10


       INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

  ITEM 1.   FINANCIAL STATEMENTS
  _______   ____________________

                  CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)


                                      March 31,     Dec. 31,
                                        1994          1993
                                     ___________    ________
                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents            $   5,783     $  9,913
  Receivables, net                        48,971       57,249
  Prepaid expenses and other
    current assets                         2,015        2,978
                                      __________      _______
    Total Current Assets                  56,769       70,140
Property and equipment, net               20,134       18,749
Intangible assets, net                   383,916      277,047
Other assets                              11,666       12,104
                                       _________    _________
                                       $ 472,485    $ 378,040
                                       _________    _________


See accompanying Notes to Consolidated Financial Statements.


                                 1





            INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS, CONTINUED
                          (Dollars in thousands)
                                                     March 31,     Dec. 31,
                                                       1994          1993
                                                     _________     ________
                                                    (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and other accrued expenses       $   14,102   $  12,841
  Accrued compensation                                   3,154       3,236
  Accrued interest                                       4,375       7,776
  Income taxes                                           7,473       7,477
  Other current liabilities                              7,807       5,888
  Current portion of long-term debt                     18,156      22,312
                                                    ___________  __________
          Total Current Liabilities                     55,067      59,530
                                                    ___________  __________
Long-term debt, less current portion                   445,469     342,750
                                                    ___________  __________
Stockholders' equity (deficiency):
  Preferred stock, $0.01 par value:
     1,000,000 shares authorized, none issued                -           -
  Class A Common Stock, $.002 par value:
     75,000,000 shares authorized; 28,377,585
    shares issued and outstanding in 1993
     and 28,485,616 shares in 1994.                         57          57
  Class B Common Stock, $.002 par value:
     17,500,000 shares authorized; issued
     and outstanding 3,990,621 shares in
     1993 and 1994.                                          8           8
  Class C Common Stock, $.002 par value:
     30,000,000 shares authorized; issued
     and outstanding 496,114 shares in 1993
     and 1994.                                               1           1
Additional paid-in capital                             259,801     259,748
Retained earnings (deficit)                           (287,918)   (284,054)
                                                    ___________  __________
Total stockholders' equity (deficiency)                (28,051)    (24,240)
                                                    ___________    ________
                                                    $  472,485   $ 378,040
                                                    ___________  __________



    See accompanying Notes to Consolidated Financial Statements.

                                    2


        INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         (Dollars in thousands except per share amounts)

                                           Three Months Ended

                                         March 31,     March 31,
                                           1994          1993
                                        ___________   ___________

Total revenues                          $   54,955    $   40,263
  Less agency commissions                    6,772         5,098
                                        ___________   __________
     Net revenues                           48,183        35,165
Station operating expenses excluding
  depreciation and amortization             30,362        22,797
Depreciation and amortization               10,503         8,383
Corporate general and
  administrative expenses                    1,117           959
                                        ___________    __________
Operating income                             6,201         3,026
Other income (expense)
  Interest expense                         (10,103)       (9,457)
  Interest income                               40             2
                                        ___________    __________
Earnings (loss) before income
  taxes                                     (3,862)       (6,429)
Income taxes                                     2             1
                                        ___________   ___________
Net earnings (loss)                         (3,864)       (6,430)
                                        ___________   ___________
Net earnings (loss) per share           $     (.09)   $     (.20)
                                        ___________   ___________
Average shares and equivalents          43,959,684    32,845,500
                                        ___________   ___________


See accompanying Notes to Consolidated Financial Statements.


              INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                (In thousands)


                       Class A       Class B      Class C
                    Common Stock  Common Stock Common Stock   Add'l     Retained
                    ____________  ____________ ____________   Paid-in   Earnings
                    Shares Amt    Shares Amt   Shares Amt     Capital   (Deficit)    Total
                    ______ ___    ______ ___   ______ ___     _______   _________    _____

Balance at
Dec.31, 1993        28,378 $ 57   3,991  $ 8    496  $ 1     $259,748   $(284,054)  $(24,240)

Net loss for
   the three
   months ended
   March 31, 1994                                                          (3,864)    (3,864)

Issuance of
   Class A
   Common Stock        108                                         53                     53
                    ______ ______ _____ _____ _____ _____    ________    ________    ________

Balance at
  March 31, 1994    28,486 $ 57   3,991  $ 8    496  $ 1     $259,801   $(287,918)  $(28,051)
  (Unaudited)       ______ ______ _____ _____  _____ _____   ________   __________  _________

              See accompanying Notes to Consolidated Financial Statements.



        INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                               March 31,  March 31,
                                                 1994       1993
                                              _________   ________

 Net cash flow from (used in) operating activities:
   Net earnings (loss)                       $  (3,864)  $ (6,430)
   Depreciation and amortization                10,503      8,383
   Amortization of deferred financing costs        413        332
                                               ________  _________
                                                 7,052      2,285
   Decrease in receivables                       8,278      6,209
   (Increase) decrease in other current assets     963       (658)
   Increase in accounts payable
     and accrued expenses                        3,094      6,008
   Decrease in accrued interest                 (3,401)    (4,362)
   Other, net                                       17       (599)
                                               ________  _________
 Net cash flow from operating activities        16,003      8,883
                                               ________  _________
 Investing Activities:
   Capital expenditures                            298        185
   Acquisitions:
      Intangibles                              116,451    100,000
      Property and Equipment                     2,000      3,000
                                              ________  _________
 Net cash used for investing activities        118,749    103,185
                                              ________  _________
 Cash provided (required) before
   financing activities                       (102,746)   (94,302)
                                              ________   ________
 Financing Activities:
   Borrowings under debt agreements            119,000    104,000
   Reduction of debt                           (20,437)    (8,750)
   Proceeds from issuance of stocks                 53          7
                                              ________  _________
      Net financing activities                  98,616     95,257
      Increase (decrease) in cash and cash      (4,130)       955
         equivalents                          ________  _________
      Total financing activities              $102,746  $  94,302
                                              ________  _________



 See accompanying Notes to Consolidated Financial Statements.


     INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
    _____________________

     In the opinion of management the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     Interim periods are not necessarily indicative of results to be expected for the year. It is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the notes thereto of the Company for the year ended December 31, 1993.

     The  consolidated  financial  statements   include  the
accounts of the Company and its subsidiaries, which are  all
wholly  owned.   All significant  intercompany balances  and
transactions have been eliminated in consolidation.

     Earnings per common share are based on the weighted average number of common shares and common equivalent shares outstanding during the period.

     Effective August 9, 1993, the Company declared a three-for-two stock split in the form of a stock dividend payable on August 16, 1993 to shareholders of record at the close of business on August 9, 1993. Effective November 12, 1993, the Company declared another three-for-two stock split in the form of a stock dividend payable on November 19, 1993 to shareholders of record at the close of business on November 12, 1993. The accompanying financial statements reflect the effect of the stock dividends.

2.  Public Stock Offerings
    ______________________

     On May 13, 1993, the Company and certain holders of warrants exercisable for shares of the Company's Class A Common Stock sold through a public offering 8,148,814 shares of Class A Common Stock, resulting in net proceeds to the Company of approximately $100 million. The net proceeds from this offering were used to pay down bank borrowings under the Company's bank credit agreement (the "Credit Agreement").

3.  Acquisitions
    ____________

     On February 1, 1993, the Company completed the acquisition of the assets of WZGC-FM (Atlanta), WZLX-FM (Boston) and WUSN-FM (Chicago) from Cook Inlet Radio
Partners, L.P. and Cook Inlet Radio License Partnership, L.P. for a total purchase price of approximately $100 million.

     On   September  1,  1993,  the  Company  completed  the
acquisition of WIP-AM,  an all-sports radio station  serving
Philadelphia,   from   Spectacor   Broadcasting,  L.P.   for
approximately $17.4 million.

     In February 1994, the Company completed the acquisition of Los Angeles radio station KRTH-FM from Beasley FM Acquisition Corp. for approximately $116 million. The purchase price of the acquisition was funded by borrowings under the Credit Agreement.

     The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of 1994 and 1993, after giving effect to certain adjustments, including amortization of goodwill and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                      Three Months Ended March 31,
                                             1994        1993
                                       ____________ _____________
                                              (Unaudited)

Net revenues ............................   $ 50,326    $ 42,763

Net earnings (loss) .....................     (4,676)     (9,119)

Net earnings (loss) per common share ....       (.11)       (.28)


     On October 4, 1993, the Company entered into an agreement to acquire Washington, D.C. radio stations WPGC-AM/FM for approximately $60 million.

     On March 8, 1994, the Company entered into an agreement to acquire Detroit radio station WXYT-AM for approximately
$23 million from Fritz Broadcasting, Inc.

      An application seeking consent of the FCC to complete the acquisitions of WPGC-AM/FM and WXYT-AM has been filed and is pending. The purchase price of the above acquisitions is expected to be financed by bank borrowings.

     On February 3, 1994, the Company, Unistar Communications Group, Inc. ("Unistar") and Westwood One, Inc. ("Westwood One") completed the purchase by Westwood One of the radio network business of
Unistar  for approximately $101.3 million.   Westwood One is the
nation's largest producer  and  distributor of  nationally  sponsored
radio   programs.    In   connection  with  transaction,  an affiliate
of the Company received 5 million newly issued shares of common stock of Westwood One for $3 per share (which represents approximately 16.45% of the issued and outstanding capital stock of Westwood One) and an option to purchase an additional 3 million shares of Westwood One's common stock at a purchase price of $3 per
share, subject to certain  vesting  requirements.    In  connection
with the transactions, the Company's Chief Executive Officer and Chief Financial Officer became the Chief Executive Officer and Chief Financial Officer, respectively, of Westwood One pursuant to a management agreement between the Company and Westwood One.
Under the management agreement, the Company will receive a base management fee and additional warrants to acquire up to 1.5 million shares of Westwood One's Common Stock at a purchase price from $3 to $5 per share in the event that Westwood One's Common Stock trades above certain target price levels.


ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          ___________________________________

RESULTS OF OPERATIONS
_____________________
FIRST QUARTER OF 1994 COMPARED TO FIRST QUARTER OF 1993
_______________________________________________________

     Net revenues for the first quarter of 1994 were $48,183,000 as compared to $35,165,000 for the first quarter of 1993, an increase of approximately $13,018,000 or 37%. The increase was due principally to higher advertising revenues at most of the Company's stations, and the acquisitions of KRTH-FM (Los Angeles) effective February 15, 1994, WIP-AM (Philadelphia) effective September 1, 1993 and the Cook Inlet radio stations WZLX-FM (Boston), WZGC-FM (Atlanta) and WUSN-FM (Chicago) effective February 1, 1993. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1993, net revenues for the first quarter of 1994 would have increased by approximately 18%.

     Station operating expenses excluding depreciation and amortization for the first quarter of 1994 were 30,362,000 as compared to 22,797,000 for the first quarter of 1993, an increase of 7,565,000 or approximately 33%. The increase was principally due to the acquisitions of KRTH-FM, WIP-AM and the Cook Inlet radio stations, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1993, station operating expenses for the first quarter of 1994 would have increased by approximately 15%.

     Depreciation and amortization expense for the first quarter of 1994 was approximately $10,503,000 as compared to $8,383,000 for the first quarter of 1993, an increase of approximately $2,120,000 or 25%. The increase was due to the depreciation and amortization expense associated with the above acquisitions, partially offset by lower depreciation and amortization expense at the Company's other radio stations.

     Operating income for the first quarter of 1994 was $6,201,000 as compared to $3,026,000 for the first quarter of 1993, an increase of approximately 105%. The increase was due principally to improved results at the Company's radio stations.

     Net financing expense (defined as interest expense less interest income) for the first quarter of 1994 was $10,063,000 as compared to $9,455,000 for the first quarter of 1993, an increase of approximately $608,000 or 6%. The increase was due principally to additional borrowings in connection with the above acquisitions offset in part by lower interest rates during the first quarter of 1994.

     Net loss for the first quarter of 1994 was $3,864,000 as compared to $6,430,000 for the first quarter of 1993, a decrease of approximately $2,566,000 or 40%.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     For the first quarter of 1994, cash from operating activities was approximately $16,003,000, as compared to
$8,883,000 for the first quarter of 1993, an increase of approximately $7,120,000. The increase was principally due to improved earnings in 1994 as well as lower working capital requirements.

     In February 1994, the Company borrowed an additional approximately $116 million under the acquisition facility of its Credit Agreement to finance the acquisition and working capital of Los Angeles radio station KRTH-FM. As of March 31, 1994, the Company had undrawn borrowing capacity of approximately $24 million under the Credit Agreement.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
          ________________________________


(a)  Exhibits.

Exhibit
Number                   Description of Exhibit
_______                  ______________________

2(a) Asset Purchase Agreement, dated as of August 15, 1992, between Cook Inlet Radio Partners, L.P., and Cook Inlet Radio License Partnership, L.P., and Infinity Broadcasting Corporation of Chicago,
          Infinity Broadcasting Corporation of Atlanta, Infinity Broadcasting Corporation of Boston and the Company. (This exhibit can be found as
          Exhibit 2(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-14702) and is incorporated herein by reference.)

2(b) Asset Purchase Agreement, dated as of September 25, 1992, between Spectacor Broadcasting, L.P. and Infinity Broadcasting Corporation of Philadelphia. (This exhibit can be found as Exhibit 2(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-14702) and is incorporated herein by reference.)

2(c) Purchase Agreement, dated as of June 16, 1993, among Beasley FM Acquisition Corp., Infinity Broadcasting Corporation of California and the Company. (This exhibit can be found as Exhibit 2(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)

2(d) Asset Purchase Agreement, dated as of October 4, 1993, between Cook Inlet Radio Partners, L.P. and Cook Inlet Radio License Partnership, L.P. and Infinity Broadcasting Corporation of Maryland and the Company. (This exhibit can be found as
          Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)

2(e) Asset Purchase Agreement, dated as of March 8, 1994, by and between Fritz Broadcasting, Inc., Infinity Broadcasting Corporation of Detroit and the Company. (This exhibit can be found as
          Exhibit 2(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.

10(a) Sixth Amendment to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin, effective as of March 30, 1994 (subject in part to shareholder approval at the annual meeting of the shareholders to be held on
          June 13, 1994).   (A scrivener's error in this
          previously filed exhibit has been corrected.)

(b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1994.

                         SIGNATURES



          Pursuant  to the  requirements  of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         INFINITY BROADCASTING CORPORATION
                         _________________________________
                                   (Registrant)



                           /s/ Farid Suleman
                         _________________________________
                         Farid Suleman,
                         Vice President-Finance/
                         Chief Financial Officer


Dated:  May 13, 1994