Form 10-Q
period 1994-06-30
INFINITY BROADCASTING CORP
filed 1994-08-15
CIK 792863

				 FORM 10-Q

		     SECURITIES AND EXCHANGE COMMISSION

			  WASHINGTON, D.C.  20549


		 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934



	For the  quarterly period ended 		  Commission File
	June 30, 1994					  Number 0-14702



		     INFINITY BROADCASTING CORPORATION
		   ______________________________________
	   (Exact name of registrant as specified in its charter)



		   DELAWARE			     13-2766282
	_______________________________ 	____________________
	(State or other jurisdiction of 	 (I.R.S. Employer
	incorporation  or organization) 	 Identification No.)




		  600 MADISON AVENUE, NEW YORK, NY  10022
		____________________________________________
		  (Address of principal executive offices)


			       (212)750-6400
			       ______________
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

		  Yes	X		   No
		      _____		      _____


	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
	practicable date:   28,516,466	shares	of  Class A  Common
	Stock, 3,990,621 shares of Class B Common Stock and 496,114 shares of Class C Common Stock as of August 12, 1994.

		     INFINITY BROADCASTING CORPORATION

				   INDEX


                                                              Page  No.
                                                              ________

	Part I.     Financial Information

	  Item 1.   Financial Statements

		    Consolidated Balance Sheets............	 2

		    Consolidated Statements of Operations..	 4

		    Consolidated Statements of Stockholders'
		    Equity.................................	 5

		    Consolidated Statements of
		    Cash Flows.............................	 6

		    Notes to Consolidated Financial
		    Statements.............................	 7

	  Item 2.   Management's Discussion and
		    Analysis of Financial Condition and
		    Results of Operations..................	 9

	Part II.

	  Item 6.   Exhibits and Reports on Form 8-K.......	13

             INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES


	ITEM 1.   FINANCIAL STATEMENTS
	_______   ____________________


			CONSOLIDATED BALANCE SHEETS
			   (Dollars in thousands)


					    June 30,	  Dec. 31,
					      1994	    1993
					   ___________	  ________
					  (Unaudited)

      ASSETS

      Current assets:
	Cash and cash equivalents	     $	 6,645	  $   9,913
	Receivables, net			62,596	     57,249
	Prepaid expenses and other
	  current assets			 2,269	      2,978
					     _________	  _________

	  Total Current Assets			71,510	     70,140

      Property and equipment, net               23,485       18,749

      Intangible assets, net		       463,612	    277,047

      Other assets				11,738	     12,104
					     _________	  _________
					     $ 570,345	  $ 378,040
					     _________	  _________


     See accompanying Notes to Consolidated Financial Statements.



	     INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES


		   CONSOLIDATED BALANCE SHEETS, CONTINUED
			   (Dollars in thousands)
						       June 30,     Dec. 31,
							1994	      1993
						      _________     ________
						     (Unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 Current Liabilities:
   Accounts payable and other accrued expenses	     $	 16,780   $  12,841
   Accrued compensation 				  3,484       3,236
   Accrued interest					 10,256       7,776
   Income taxes 					  7,648       7,477
   Other current liabilities				 16,848       5,888
   Current portion of long-term debt			 22,312      22,312
						     __________   __________
	   Total Current Liabilities			 77,328      59,530
						     __________   __________

 Long-term debt, less current portion			521,875     342,750
						     __________   __________
 Stockholders' equity (deficiency):
   Preferred stock, $0.01 par value:
      1,000,000 shares authorized, none issued		      - 	  -

   Class A Common Stock, $.002 par value:
      75,000,000 shares authorized; 28,377,585
      shares issued and outstanding in 1993
      and 28,493,966 shares in 1994.			     57 	 57

   Class B Common Stock, $.002 par value:
      17,500,000 shares authorized; issued
      and outstanding 3,990,621 shares in
      1993 and 1994.					      8 	  8
   Class C Common Stock, $.002 par value:
      30,000,000 shares authorized; issued
      and outstanding 496,114 shares in 1993
      and 1994. 					      1 	  1

 Additional paid-in capital				259,802     259,748
 Retained earnings (deficit)			       (276,528)   (284,054)
						     __________   _________

							(16,660)    (24,240)

 Less treasury stock at cost, 525,000 shares		(12,198)	  -
						     __________   _________

 Total stockholders' equity (deficiency)                (28,858)    (24,240)
						     __________   _________
						     $	570,345   $ 378,040
						     __________   _________


     See accompanying Notes to Consolidated Financial Statements.

	     INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES


	     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	      (Dollars in thousands except per share amounts)

			       Three Months Ended      Six Months Ended

			    June 30,	June 30,     June 30,	June 30,

                               1994        1993        1994        1993
                          ___________  ___________ ___________ ___________

 Total revenues            $  79,081    $  61,058   $ 134,036   $ 101,321

   Less agency commissions    10,387        8,022      17,159      13,120
                          ___________  ___________ ___________ ___________

     Net revenues	      68,694	   53,036     116,877	   88,201
                          ___________  ___________ ___________ ___________

 Station operating expenses
   excluding depreciation
   and amortization	      33,501	   26,029      63,863	   48,826

 Depreciation and	      11,547	   10,435      22,050	   18,818
 amortization

 Corporate general and
   administrative expenses     1,302	    1,327	2,419	    2,286
                          ___________  ___________ ___________ ___________

 Total operating expenses     46,350	   37,791      88,332	   69,930
                          ___________  ___________ ___________ ___________

 Operating income	      22,344	   15,245      28,545	   18,271

 Other income (expense)

   Interest expense	     (10,803)	   (9,767)    (20,906)	  (19,224)

   Interest income                49          408          89         410
                          ___________  ___________ ___________ ___________

 Earnings (loss) before
 income taxes		      11,590	    5,886	7,728	     (543)

 Income taxes			 200	      202	  202	      203
                          ___________  ___________ ___________ ___________

 Net income (loss)	   $  11,390	$   5,684   $	7,526	$    (746)
                          ===========  =========== =========== ===========

 Net income (loss) per
 share                     $     .25    $     .14   $     .17    $   (.02)
                          ___________  ___________ ___________ ___________

 Average shares and
        equivalents       45,619,121   41,532,894  44,789,403  34,915,975
                          ===========  =========== =========== ===========


See accompanying Notes to Consolidated Financial Statements.

	     INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES


         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
				(In thousands)


			    Class A	      Class B		 Class C
			 Common Stock	    Common Stock       Common Stock
			 ____________	    ____________       ____________

			 Shares   Amt	    Shares   Amt       Shares	Amt
			 ______   ___	    ______   ___       ______	___
Balance at Dec.
  31, 1993		 28,378  $ 57	     3,991  $  8	  496  $  1

Net loss for the
  three months
  ended March 31,
  1994

Issuance of Class
  A Common Stock	    108
			 ______   ___	    ______   ___       ______	____

Balance at March 31,
  1994 (Unaudited)       28,486  $ 57        3,991  $  8          496  $  1

Net earnings for the
  three months
  ended June 30,
  1994

Issuance of Class
  A Common Stock	      8

Treasury Stock
  Acquired		 ______   ___	    ______   ___       ______	____


Balance at June 30,
  1994 (Unaudited)       28,494  $ 57        3,991  $  8          496  $  1


			  Add'l       Retained
			 Paid-in      Earnings	     Treasury Stock
			 _______      _________      ______________
			 Capital      (Deficit)      Shares	Amt	Total
			 _______      _________      ______	___	_____

Balance at Dec.
  31, 1993		 $259,748    $(284,054) 	0	 0    $(24,240)

Net loss for the
  three months
  ended March 31,
  1994					(3,864) 			(3,864)

Issuance of Class
  A Common Stock	       53					    53
			 ________     _________      ______	___   ________

Balance at March 31,
  1994 (Unaudited)	 $259,801    $(287,918) 	0	 0    $(28,051)

Net earnings for the
  three months
  ended June 30,
  1994					11,390				11,390

Issuance of Class
  A Common Stock		1					     1

Treasury Stock
  Acquired                                            525    (12,198)  (12,198)
			 ________     _________      ______	___	________

Balance at June 30,
  1994 (Unaudited)       $259,802    $(276,528)       525   $(12,198) $(28,858)
			 ========     =========      ======	===    =========



See accompanying Notes to Consolidated Financial Statements.

	     INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES


              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	      SIX MONTHS ENDED JUNE 30, 1994 AND JUNE 30, 1993
			       (In thousands)

						     June 30,	   June 30,
						       1994	     1993
						     ________	   ________
 Net cash flow from (used in) operating activities:
  Net earnings	(loss)				     $	7,526	   $   (746)
  Depreciation and amortization 		       22,050	     18,818
  Amortization of deferred financing costs		  825		665
						     ________	   ________
						       30,401	     18,737

  Increase in receivables                              (5,347)       (8,685)
  (Increase) decrease in other current assets		  709	     (2,173)
  Increase in accounts payable
    and accrued expenses				4,358	      6,483
  Increase (decrease) in accrued interest               2,480          (497)
  Other,  net						   16	       (578)
  Increase (decrease) in other current liabilities     10,960		(12)
						     ________	    ________
Net cash flow from operating activities 	       43,577	      13,275
						     ________	    ________
Investing Activities:
  Capital expenditures					  674		 686
  Acquisitions:
     Intangibles				      206,725	     100,000
     Property and Equipment				5,920	       3,000
						     ________	     _______

Net cash used for investing activities		      213,319	     103,686
						     ________	     _______

Cash provided (required) before
  financing activities				     (169,742)	     (90,411)
						     ========	     =======

Financing Activities:
  Borrowings under debt agreements		      213,000	     107,000
  Reduction of debt				      (33,875)	    (115,125)
  Proceeds from issuance of stocks			   54	     100,127
  Financing costs				       (1,707)		   -
  Repurchase of Class A Common Stock		      (12,198)		   -
  Other, Net						1,200		   -
						      ________	     ________
     Net financing activities			      166,474	      92,002
     Increase (decrease) in cash and cash
       equivalents					3,268	      (1,591)
						     _________	     ________
     Total financing activities 		     $169,742	   $  90,411
						     =========	     ========

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

	     Interim periods are not necessarily indicative of results to be expected for the year. It is suggested that
	these financial  statements be read in	conjunction with the
	Consolidated Financial	Statements and the notes  thereto of
	the Company for the year ended December 31, 1993.

	     The  consolidated	financial  statements	include  the
	accounts of the  Company and its subsidiaries, which are all
	wholly	owned.	 All significant  intercompany balances  and
	transactions have been eliminated in consolidation.

	     Earnings  per common  share are  based on	the weighted
	average number of common shares and common equivalent shares outstanding during the period.

	     Effective August 9, 1993, the Company declared a three-for-two stock split in the form of a stock dividend payable on August 16, 1993 to shareholders of record at the close of business on August 9, 1993. Effective November 12, 1993, the Company declared another three-for-two stock split in the form of a stock dividend payable on November 19, 1993 to
	shareholders of record	at the close of business on November
	12, 1993. The accompanying financial statements reflect the effect of the stock dividends.

	     During the three months ended June 30, 1994, the Company purchased 525,000 shares of its Class A Common Stock
	at  a total cost of approximately $12 million.	The purchase
        price was financed principally from cash flow from operations.

	2.  Public Stock Offerings
	    ______________________

	     On  May 13, 1993,	the Company  and certain  holders of
	warrants exercisable for shares of the Company's Class A Common Stock sold through a public offering 8,148,814 shares of Class A Common Stock, resulting in net proceeds to the
	Company  of approximately  $100 million.   The	net proceeds
	from this offering were used to pay down bank borrowings under the Company's bank credit agreement (the "Credit Agreement").

	3.  Acquisitions
	    ____________

	     On  February   1,	1993,  the  Company   completed  the
	acquisition  of the  assets  of WZGC-FM  (Atlanta),  WZLX-FM
	(Boston)  and  WUSN-FM	(Chicago)   from  Cook	Inlet  Radio
	Partners, L.P.	and Cook  Inlet  Radio License	Partnership,
	L.P.  for  a  total  purchase price  of  approximately	$100
	million.

	     On  September  1,	1993,	the  Company  completed  the
	acquisition of	WIP-AM, an all-sports  radio station serving
	Philadelphia,	from   Spectacor   Broadcasting,  L.P.	 for
	approximately $17.4 million.

	     In February 1994, the Company completed the acquisition of Los Angeles radio station KRTH-FM from Beasley FM Acquisition Corp. for approximately $116 million.

	     In June 1994, the	Company completed the acquisition of
	Washington, D.C. radio	stations WPGC-AM/FM from  Cook Inlet
	Radio	Partners,   L.P.  and	Cook  Inlet   Radio  License
	Partnership, L.P. for approximately $60 million.

	     In June 1994, the	Company completed the acquisition of
	Detroit radio station WXYT-AM from Fritz Broadcasting,	Inc.
	for approximately $23 million.

	     The purchase price of the above acquisitions was funded by borrowings under the Credit Agreement.

	     The  operating  results   of  these  acquisitions	 are
	included in the Company's consolidated results of operations
	from the date  of acquisition.	The following  unaudited pro
	forma	summary   presents  the   consolidated	 results  of
	operations as if the acquisitions had occurred as of the beginning of 1994 and 1993, after giving effect to certain adjustments, including amortization of intangibles and
	interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

					    Six Months Ended June
						     30,
					      1994	    1993
					      ____	    ____
						  (Unaudited)
	Net revenues..................	   $129,762	$112,716
	Net earnings (loss)...........	      7,292	  (4,611)

	Net earnings (loss) per common
	share.........................		.16	    (.13)

	     On    February   3,   1994,    the   Company,   Unistar
	Communications	Group,	Inc. ("Unistar")  and  Westwood One,
	Inc. ("Westwood One") completed the purchase by Westwood One
	of the	radio network business of  Unistar for approximately
	$101.3	million.    Westwood  One is  the  nation's  largest
	producer  and  distributor  of	nationally  sponsored  radio
	programs. In connection with transaction, an affiliate of the Company received 5 million newly issued shares of common stock of Westwood One for $3 per share (which represents approximately 16.45% of the issued and outstanding capital
	stock  of  Westwood  One)  and	an  option  to	purchase  an
	additional 3  million shares of Westwood  One's common stock
	at  a purchase	price of  $3 per  share, subject  to certain
	vesting requirements.	In connection with the transactions,
	the Company's Chief Executive Officer and Chief Financial Officer became the Chief Executive Officer and Chief Financial Officer, respectively, of Westwood One pursuant to a management agreement between the Company and Westwood One. Under the management agreement, the Company will receive a base management fee and additional warrants to acquire up to
	1.5  million shares  of  Westwood One's  Common  Stock at  a
	purchase  price from  $3 to $5	per share in  the event that
	Westwood One's Common Stock trades above certain target price levels.


	ITEM 2	- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		  CONDITION AND RESULTS OF OPERATIONS
		  ___________________________________


	RESULTS OF OPERATIONS
	_____________________
	SECOND QUARTER OF 1994 COMPARED TO SECOND QUARTER OF 1993
	_________________________________________________________

	     Net  revenues  for  the  second quarter  of  1994	were
	$68,694,000 as compared to $53,036,000 for the second quarter of 1993, an increase of approximately $15,658,000 or 30%. The increase was due principally to higher advertising
	revenues  at  most  of	 the  Company's  stations,  and  the
	acquisitions of radio stations WZLX-FM (Boston), WZGC-FM (Atlanta) and WUSN-FM (Chicago) effective February 1, 1993,
	WIP-AM	(Philadelphia) effective September  1, 1993, KRTH-FM
	(Los Angeles) effective February 15, 1994, and WPGC-AM/FM (Washington, D.C.) effective June 17, 1994. On a pro forma basis, assuming the above acquisitions had occurred as of
	the beginning of 1993,	net revenues for the  second quarter
	of 1994 would have increased by approximately  13%.

	     Station operating expenses excluding depreciation and amortization for the second quarter of 1994 were $33,501,000
	as compared to $26,029,000 for	the second quarter of  1993,
	an  increase  of  $7,472,000  or  approximately  29%.	 The
	increase  was principally  due	to  the above  acquisitions,
	expenses   associated
	with   higher  revenues   and  higher
	programming expenses.	On a pro  forma basis, assuming  the
	above acquisitions had occurred as of the beginning of 1993, station operating expenses for the second quarter of 1994 would have increased by approximately 10%.

	     Depreciation and amortization expense for the second quarter of 1994 was approximately $11,547,000 as compared to $10,435,000 for the second quarter of 1993, an increase of
	approximately	$1,112,000  or	 11%.	 The   increase  was
	principally due to the depreciation and amortization expense associated with the above acquisitions.

	     Operating	income for  the second	quarter of  1994 was
	$22,344,000 as compared to $15,245,000 for the second quarter of 1993, an increase of approximately $7,099,000 or 47%. The increase was due principally to improved results at the Company's radio stations.

	     Net financing expense (defined as interest expense less
	interest  income)  for	the   second  quarter  of  1994  was
	$10,754,000 as compared to $9,359,000 for the second quarter of 1993, an increase of approximately $1,395,000 or 15%. The increase was due principally to additional borrowings in connection with the above acquisitions.

	     Net  income   for	the  second  quarter   of  1994  was
	$11,390,000 as compared to $5,684,000 for the second quarter of 1993, an increase of approximately $5,706,000 or 100%.


	SIX MONTHS ENDED JUNE 30, 1994	AS COMPARED TO THE FIRST SIX
	____________________________________________________________
	MONTHS OF 1993
	______________

	     Net revenues  for the  six months	ended June  30, 1994
	were $116,877,000 as compared to $88,201,000 for the first six months of 1993, an increase of approximately 33%. The increase was due principally to higher advertising revenues at most of the Company's stations, and the acquisitions of
	radio stations WZLX-FM	(Boston), WZGC-FM (Atlanta), WUSN-FM
	(Chicago), WIP-AM (Philadelphia), KRTH-FM (Los Angeles), and WPGC-AM/FM (Washington, D.C.). On a pro forma basis,
	assuming  the  above acquisitions  had	occurred  as of  the
	beginning of 1993, net revenues for the first six months of 1994 would have increased by approximately 15%.

	     Station operating expenses  excluding depreciation  and
	amortization for  the six  months ended  June 30, 1994	were
	$63,863,000  as compared  to $48,826,000  for the  first six
	months	of 1993,  an  increase of  31%.   The  increase  was
	principally   due  to	the  above   acquisitions,  expenses
	associated  with  higher  revenues  and  higher  programming
	expenses.    On  a
	pro  forma  basis,  assuming  the  above
	acquisitions  had  occurred as	of  the  beginning of  1993,
	station operating expenses for the first six months of 1994 would have increased by approximately 13%.

	     Depreciation and amortization expense for the first six
	months of  1994 was  $22,050,000 as compared  to $18,818,000
	for the first six months of 1993, an increase of approximately $3,232,000 or 17%. The increase was due to
	depreciation  and amortization	expense associated  with the
	above acquisitions.

	     Operating income for the first six months of 1994 was $28,545,000 as compared to $18,271,000 for the first six
	months	of 1993,  an  increase of  approximately  56%.	 The
	increase  was due  principally	to improved  results at  the
	Company's radio stations.

	     Net financing expense (defined as interest expense less
	interest  income)  for	the first  six	months	of 1994  was
	$20,817,000  as compared  to $18,814,000  for the  first six
	months of  1993,  an increase  of  approximately 11%.	 The
	increase was due principally  to additional interest expense
	associated   with  the	additional  borrowings	incurred  to
	finance the above acquisitions.

	     Net income for the first six months of 1994 was $7,526,000 ($0.17 per share) as compared to a net loss of $746,000 ($0.02 per share) for the first six months of 1993, an increase of approximately $8,272,000.


	LIQUIDITY AND CAPITAL RESOURCES
	_______________________________

	     For  the first six months	of 1994, net  cash flow from
	operating activities was approximately $43,577,000, as compared to $13,275,000 for the first six months of 1993, an increase of approximately $30,302,000. The increase was principally due to improved earnings in 1994 offset in part by higher working capital requirements for the acquired stations. The operating cash flow was used principally to pay down debt and purchase treasury stock.

	     During  the  first  six  months of  1994,	the  Company
	borrowed  approximately  $213	million  under	the   Credit
	Agreement to finance the acquisition and working capital of the acquired radio stations.

	     On June 7, 1994, the Company entered into an amended and restated bank credit agreement. Under the amended bank
	agreement, as  of June	30,  1994, the	Company had  undrawn
	borrowing capacity of approximately $86 million.

	     During the three months ended June 30, 1994, the Company purchased 525,000 shares of its Class A Common Stock
	at  a total cost of approximately $12 million.	The purchase
	price	 was  financed	 principally  from  cash  flow	from
	operations.

	ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
		  ________________________________


	(a)  Exhibits.

	Exhibit
	Number			 Description of Exhibit
	_______ 		 ______________________

	2(a)  __  Asset Purchase  Agreement, dated as  of August 15,
		  1992, between Cook Inlet  Radio Partners, L.P. and
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

	2(b)  __  Asset    Purchase    Agreement,   dated    as   of
		  September 25,     1992,     between	   Spectacor
		  Broadcasting,   L.P.	and   Infinity	Broadcasting
		  Corporation of Philadelphia.	(This exhibit can be
		  found as Exhibit  2(d) to the  Company's Quarterly
		  Report  on  Form   10-Q  for	the  quarter   ended
		  September 30, 1992 (File No. 0-14702) and is incorporated herein by reference.)

	2(c)  __  Purchase Agreement,  dated  as of  June 16,  1993,
		  among  Beasley  FM  Acquisition   Corp.,  Infinity
		  Broadcasting	Corporation  of  California and  the
		  Company.   (This exhibit  can be found  as Exhibit
		  2(e)	to the	Company's Quarterly  Report  on Form
		  10-Q for the quarter ended June 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)

	2(d)  __  Asset Purchase  Agreement, dated as  of October 4,
		  1993,  between Cook Inlet Radio Partners, L.P. and
		  Cook	Inlet  Radio License  Partnership,  L.P. and
		  Infinity Broadcasting Corporation of	Maryland and
		  the  Company.    (This  exhibit can  be  found  as
		  Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)

	2(e)  __  Asset  Purchase Agreement,  dated as	of  March 8,
		  1994, by and between Fritz Broadcasting, Inc., Infinity Broadcasting Corporation of Detroit and the Company. (This exhibit can be found as
		  Exhibit 2(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (FileNo.0-14702) and is incorporated herein by reference.

	4(a)  __  Amended and Restated Credit Agreement, dated as of
		  June 7,  1994, between  the Company and  the banks
		  that are signatories	thereto.  (This  exhibit can
		  be found as Exhibit  4(a) to	the Company's Report
		  on Form 8-K filed on July 5, 1994 (File No. 0-14702) and is incorporated herein by reference.)

	4(b)  __  Security Agreement,  dated as of June  7, 1994, by
		  and among the Company, its subsidiaries  that  are
		  signatories	thereto   and	Chemical  Bank,   as
		  collateral agent.  (This exhibit  can be found  as
		  Exhibit 4(b) to the Company's Report on  Form  8-K
		  filed on July 5, 1994  (File	No.  0-14702) and is
		  incorporated herein by reference.)

	10(a) __ Sixth Amendment to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin, effective as of March 30, 1994 (This
		  exhibit  can	be found  as  Exhibit  10(a) to  the
		  Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 0-14702) and is incorporated herein by reference.)

	(b)  Reports on Form 8-K

		   No reports on Form 8-K were filed by the  Company
	     during the quarter ended June 30, 1994.

				 SIGNATURES



		  Pursuant to  the  requirements of  the  Securities
	Exchange Act of  1934, the registrant  has duly caused	this
	report	to  be	signed	on its	behalf	by  the  undersigned
	thereunto duly authorized.


				 INFINITY BROADCASTING CORPORATION
				 _________________________________
					   (Registrant)



				    /s/   Farid Suleman
				 ________________________________
				 Farid Suleman,
				 Vice President-Finance/
				 Chief Financial Officer


	Dated:	August 12, 1994