Form 10-Q
period 1994-09-30
INFINITY BROADCASTING CORP
filed 1994-11-14
CIK 792863

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



  For the quarterly period ended                 Commission File
  September 30, 1994                             Number 0-14702



                   INFINITY BROADCASTING CORPORATION
        (Exact name of registrant as specified in its charter)



             DELAWARE                          13-2766282
  _______________________________          ____________________
  (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)            Identification No.)




                600 MADISON AVENUE, NEW YORK, NY  10022
               ________________________________________
               (Address of principal executive offices)

                             (212)750-6400
                             _____________
         (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                  No
             ________                _________

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,825,433 shares of Class A Common Stock, 3,845,154 shares of Class B Common Stock and 496,114 shares of Class C Common Stock as of November 4, 1994.


                   INFINITY BROADCASTING CORPORATION

                                 INDEX


                                                        Page
  No.

  Part I.     Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets............      1

              Consolidated Statements of Operations..      3

              Consolidated Statements of Stockholders'
              Equity.................................      4

              Consolidated Statements of
              Cash Flows.............................      5

              Notes to Consolidated Financial
              Statements.............................      6

    Item 2.   Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations..................      9

  Part II.

    Item 6.   Exhibits and Reports on Form 8-K.......     12


          INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

  ITEM 1.   FINANCIAL STATEMENTS
  _______   ____________________

                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                         Sept. 30,        Dec. 31,
                                           1994             1993
                                       ___________        ________
                                       (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents             $   9,615         $   9,913
  Receivables, net                         67,909            57,249
  Prepaid expenses and other
    current assets                          2,483             2,978
                                        ---------         ---------
    Total Current Assets                   80,007            70,140

Property and equipment, net                22,966            18,749

Intangible assets, net                    452,398           277,047

Other assets                               11,003            12,104
                                        ---------         ---------
                                        $ 566,374         $ 378,040
                                        =========         =========

See accompanying Notes to Consolidated Financial Statements.


            INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS, CONTINUED
                          (Dollars in thousands)

                                                Sept. 30,          Dec. 31,
                                                   1994              1993
                                               ___________         ________
                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and other accrued expenses    $   14,307         $  12,841
  Accrued compensation                                4,158             3,236
  Accrued interest                                    5,599             7,776
  Income taxes                                        7,844             7,477
  Other current liabilities                          17,171             5,888
  Current portion of long-term debt                  22,312            22,312
                                                 ----------         ---------
          Total Current Liabilities                  71,391            59,530
                                                 ----------         ---------
Long-term debt, less current portion                521,438           342,750
                                                 ----------         ---------
Stockholders' equity (deficiency):
  Preferred stock, $0.01 par value:
     1,000,000 shares authorized, none issued             -                 -


  Class A Common Stock, $.002 par value:
     75,000,000 shares authorized; 28,377,585
     shares issued and outstanding in 1993
     and 28,550,816 shares in 1994.                      57                57


  Class B Common Stock, $.002 par value:
     17,500,000 shares authorized; issued
     and outstanding 3,990,621 shares in
     1993 and 1994.                                       8                 8

  Class C Common Stock, $.002 par value:
     30,000,000 shares authorized; issued
     and outstanding 496,114 shares in 1993
     and 1994.                                            1                 1

Additional paid-in capital                          260,068           259,748

Retained earnings (deficit)                        (264,978)         (284,054)
                                                  __________        __________
                                                     (4,844)          (24,240)

Less treasury stock at cost, 845,000 shares         (21,611)                -
                                                  __________        __________
Total stockholders' equity (deficiency)             (26,455)          (24,240)
                                                  __________        __________
                                                  $ 566,374         $ 378,040
                                                  ==========        ==========

See accompanying Notes to Consolidated Financial Statements.

                                       2

                INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands except per share amounts)

                              Three Months Ended      Nine Months Ended

                           Sept. 30,     Sept. 30,    Sept. 30,      Sept. 30,
                             1994          1993         1994           1993
                          __________    __________    __________    ___________

Total Revenues            $   85,470    $   63,155    $   219,506    $  164,476

  Less agency commissions     10,829         7,999         27,988        21,119
                          __________    __________    ___________   ___________

    Net revenues              74,641        55,156        191,518       143,357

Station operating expenses
excluding depreciation
  and amortization            37,469        28,645        101,332        77,471

Depreciation and
     amortization             12,272        10,084         34,322        28,902

Corporate general and
  administrative expenses      1,367         1,349          3,786         3,635
                          __________    __________    ___________   ___________
Total operating expenses      51,108        40,078        139,440       110,008
                          __________    __________    ___________   ___________
Operating income              23,533        15,078         52,078        33,349
                          __________    __________    ___________   ___________
Other income (expense)

  Interest expense           (11,809)       (8,914)       (32,715)      (28,138)

  Interest income                 28            32            117           442
                          __________    __________    ___________   ___________
Earnings before
       income taxes           11,752         6,196         19,480         5,653

Income taxes                     202           202            404           405
                          __________    __________    ___________   ___________
Net income                    11,550         5,994         19,076         5,248
                          ==========    ==========    ===========   ===========
Net income per share      $      .26    $      .13    $       .43   $       .13
                          ==========    ==========    ===========   ===========
Average shares and
         equivalents      44,923,919    45,433,647     44,834,242    39,937,193
                          ==========    ==========    ===========   ===========


See accompanying Notes to Consolidated Financial Statements.


                                        3

         INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                            (In thousands)

                          Class A           Class B          Class C           Add'l      Retained
                        Common Stock      Common Stock     Common Stock       Paid-in     Earnings     Treasury Stock
                        ____________      ____________     ____________       _______     ________     ______________

                       Shares     Amt    Shares     Amt   Shares     Amt      Capital     (Deficit)   Shares       Amt       Total
                       ______     ___    ______     ___   ______     ___      _______     _________   ______  ________       _____

Balance at Dec.
   31, 1993            28,378    $ 57     3,991    $  8      496    $  1     $259,748    $(284,054)      0          0     $(24,240)

Net loss for the
  three months
  ended March 31,
  1994                                                                                      (3,864)                         (3,864)

Issuance of Class
  A Common Stock          108                                                      53                                           53
                       ______     ___    ______     ___   ______     ___      _______     _________   ______  ________       _____

Balance at March 31,
  1994 (Unaudited)     28,486    $ 57     3,991    $  8      496    $  1     $259,801    $(287,918)      0          0     $(28,051)

Net income for the
  three months
  ended June 30,
  1994                                                                                      11,390                          11,390

Issuance of Class
  A Common Stock            8                                                       1                                            1

Treasury Stock
  Acquired                                                                                             525    (12,198)     (12,198)
                       ______     ___    ______     ___   ______     ___      _______     _________   ______  ________       _____

Balance at June 30,
  1994 (Unaudited)     28,494    $ 57     3,991    $  8      496    $  1     $259,802    $(276,528)    525   $(12,198)    $(28,858)

Net income for three
 months ended Sept.
 30, 1994                                                                                   11,550                          11,550

Issuance of Class A
Common Stock               57                                                     266                                          266

Treasury Stock
  Acquired                                                                                             320     (9,413)      (9,413)
                       ______     ___    ______     ___   ______     ___      _______     _________   ______  ________       _____

Balance at Sept. 30,
1994 (Unaudited)       28,551    $ 57     3,991    $  8      496    $  1     $260,068    $(264,978)    845    (21,611)    $(26,455)
                       ======    ====     =====    ====    =====    ====     ========    ==========    ===    ========    =========

      See accompanying Notes to Consolidated Financial Statements.



                INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           NINE MONTHS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993
                                  (In thousands)

                                                 Sept. 30,        Sept. 30,
                                                   1994             1993
                                                 ________         __________

Net cash flow from (used in)
        operating activities:

  Net income                                     $  19,076         $   5,248
  Depreciation and amortization                     34,322            28,902
  Amortization of deferred financing costs           1,332             1,157
                                                 _________         _________
                                                    54,730            35,307

  Increase in receivables                          (10,660)          (12,597)
  Decrease (increase) in other current assets          495            (2,363)
  Increase in accounts payable
    and accrued expenses                             2,755             2,232
  Decrease in accrued interest                      (2,177)           (5,108)
  Increase in other current liabilities             11,283             4,947
  Other, net                                           244              (678)
                                                  _________        __________
Net cash flow from operating activities             56,670            21,740
                                                  _________        __________
Investing Activities:
  Capital expenditures                               1,213             1,585
  Acquisitions:
     Intangibles                                   206,725           121,372
     Property and Equipment                          5,920                 -
                                                  _________        __________
Net cash used for investing activities             213,858           122,957
                                                  _________        __________
Cash provided (required) before
  financing activities                            (157,188)         (101,217)
                                                  =========        ==========

Financing Activities:
  Borrowings under debt agreements                 227,000           125,000
  Reduction of debt                                (48,312)         (123,125)
  Proceeds from issuance of stocks                     320           100,149
  Financing costs                                   (1,707)                -
  Repurchase of Class A Common Stock               (21,611)                -
  Other, Net                                         1,200                 -
                                                  _________        __________
     Net financing activities                      156,890           102,024
     Decrease (increase) in cash and cash
       equivalents                                     298              (807)
                                                  _________        __________
     Total financing activities                  $ 157,188         $ 101,217
                                                  =========        ==========
See accompanying Notes to Consolidated Financial Statements.



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


  2.  Public Stock Offering

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


  3.  Acquisitions

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


                                                 Nine Months Ended Sept. 30,

                                                    1994              1993
                                                 _________        __________
                                                        (Unaudited)

  Net revenues..................               $  204,404        $  180,043

  Net income (loss).............                   18,643               784

  Net income (loss) per common
  share.........................                      .42               .02


     On September 12, 1994, the Company entered into an agreement to acquire Dallas/Ft. Worth radio station KLUV-FM from TK Communications, Inc. for approximately $51 million. The purchase price will be funded by borrowings under the Credit Agreement.

     On February 3, 1994, the Company, Unistar Communications
  Group, Inc. ("Unistar") and Westwood One, Inc. ("Westwood
  One") completed the purchase by Westwood One of the radio network business of Unistar for approximately $101.3 million.
  Westwood One is the nation's largest producer and distributor of nationally sponsored radio programs. In connection with transaction, an affiliate of the Company received 5 million newly issued shares of common stock of Westwood One for $3 per share (which represents approximately 16.45% of the issued and outstanding capital stock of Westwood One) and an option to purchase an additional 3 million shares of Westwood One's common stock at a purchase price of $3 per share, subject to certain vesting requirements. In connection with the transactions, the Company's Chief Executive Officer and Chief
  Financial Officer became the Chief Executive Officer and Chief
  Financial Officer, respectively, of Westwood One pursuant to a management agreement between the Company and Westwood One.
  Under the management agreement, the Company is entitled to receive a base management fee and additional warrants to acquire up to
  1.5 million shares of Westwood One's Common Stock at a purchase price from $3 to $5 per share in the event that Westwood One's Common Stock trades above certain target price levels. In September 1994, pursuant to such provision, the Company received a warrant to purchase 500,00 shares of Westwood One's Common Stock at an exercise price of $3 per share.


  ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS
  THIRD QUARTER OF 1994 COMPARED TO THIRD QUARTER OF 1993

     Net revenues for the third quarter of 1994 were $74,641,000 as compared to $55,156,000 for the third quarter of 1993, an increase of approximately $19,485,000 or 35%. The increase was due principally to higher advertising revenues at the Company's stations, and the acquired stations. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1993, net revenues for the third quarter of 1994 would have increased by approximately 11%.

     Station operating expenses excluding depreciation and amortization for the third quarter of 1994 were $37,469,000 as compared to $28,645,000 for the third quarter of 1993, an increase of $8,824,000 or approximately 31%. The increase was principally due to the acquired stations, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1993, station operating expenses for the third quarter of 1994 would have increased by approximately 8%.

     Depreciation and amortization expense for the third quarter of 1994 was approximately $12,272,000 as compared to $10,084,000 for the third quarter of 1993, an increase of approximately $2,188,000 or 22%. The increase was principally due to the depreciation and amortization expense associated with the acquired stations.

     Operating income for the third quarter of 1994 was $23,533,000 as compared to $15,078,000 for the third quarter of 1993, an increase of approximately $8,455,000 or 56%. The increase was due principally to improved results at the Company's radio stations.

     Net financing expense (defined as interest expense less interest income) for the third quarter of 1994 was $11,781,000 as compared to $8,882,000 for the third quarter of 1993, an increase of approximately $2,899,000 or 33%. The increase was due principally to additional borrowings in connection with the acquired stations.

     Net income for the third quarter of 1994 was $11,550,000 as compared to $5,994,000 for the third quarter of 1993, an increase of approximately $5,556,000 or 93%.


  NINE MONTHS ENDED SEPTEMBER 30, 1994 AS COMPARED TO NINE
  MONTHS ENDED SEPTEMBER 30, 1993

     Net revenues for the nine months ended September 30, 1994 were $191,518,000 as compared to $143,357,000 for the nine months ended September 30, 1993, an increase of approximately 34%. The increase was due principally to higher advertising revenues at the Company's stations, and the acquired stations. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1993, net revenues for the first nine months of 1994 would have increased by approximately 14%.

     Station operating expenses excluding depreciation and amortization for the nine months ended September 30, 1994 were $101,332,000 as compared to $77,471,000 for the nine months ended September 30, 1993, an increase of 31%. The increase was principally due to the acquired stations, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1993, station operating expenses for the nine months ended 1994 would have increased by approximately 11%.

     Depreciation and amortization expense for the first nine months of 1994 was $34,322,000 as compared to $28,902,000 for the first nine months of 1993, an increase of approximately $5,420,000 or 19%. The increase was due to the depreciation and amortization expense associated with the acquired stations.

     Operating income for the first nine months of 1994 was $52,078,000 as compared to $33,349,000 for the first nine months of 1993, an increase of approximately 56%. The increase was due principally to improved results at the Company's radio stations.

     Net financing expense (defined as interest expense less interest income) for the first nine months of 1994 was $32,598,000 as compared to $27,696,000 for the first nine months of 1993, an increase of approximately 18%. The increase was due principally to additional interest expense associated with the additional borrowings incurred to finance the acquired stations.

     Income taxes for the first nine months of 1994 were $404,000, representing principally state and local income taxes, as compared to $405,000 for the first nine months of 1993. No federal income taxes have been provided as a result of available tax loss carryforwards.


     Net income for the first nine months of 1994 was $19,076,000 ($0.43 per share) as compared to $5,248,000
  (0.13 per share) for the first nine months of 1993, an increase of approximately $13,828,000.


  LIQUIDITY AND CAPITAL RESOURCES
  _______________________________

     For the first nine months of 1994, net cash flow from operating activities was approximately $56,670,000, as compared to $21,740,000 for the first nine months of 1993, an increase of approximately $34,930,000. The increase was principally due to improved earnings in 1994 offset in part by higher working capital requirements for the acquired stations. The operating cash flow was used principally to pay down debt and purchase treasury stock. During the nine months ended September 30, 1994, the Company purchased 845,000 shares of its Class A Common Stock at a total cost of approximately $21.6 million.

     During the first nine months of 1994, the Company borrowed approximately $227 million under the Credit Agreement to finance the acquisition and working capital of the acquired radio stations.

     As of September 30, 1994, the Company had undrawn borrowing capacity of approximately $79 million under the Credit Agreement.


    ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits.

  Exhibit
  Number                 Description of Exhibit

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

  2(c)     __    Purchase Agreement, dated as of June 16, 1993,
                 among Beasley FM Acquisition Corp., Infinity
                 Broadcasting Corporation of California and the Company. (This exhibit can be found as Exhibit
                 2(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-
                 14702) and is incorporated herein by reference.)

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

  2(e)     __    Asset Purchase Agreement, dated as of March 8,
                 1994, by and between Fritz Broadcasting, Inc.,
                 Infinity Broadcasting Corporation of Detroit and the Company. (This exhibit can be found as Exhibit
                 2(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-
                 14702) and is incorporated herein by reference.


  2(f)     __    Asset Purchase Agreement, dated as of September 12,
                 1994, by and between TK Communications, Inc. and Infinity Broadcasting Corporation of Dallas, including a list of omitted schedules and an undertaking by the Company to furnish supplementally a copy of any such omitted schedule to the Securities and Exchange Commission upon request.

  4(a)     __    Amended and Restated Credit Agreement, dated as of
                 June 7, 1994, between the Company and the banks that are signatories thereto. (This exhibit can be found as Exhibit 4(a) to the Company's Report on Form 8-K filed on July 5, 1994 (File No. 0-14702) and is incorporated herein by reference.)

  4(b)     __    Security Agreement, dated as of June 7, 1994, by and
                 among the Company, its subsidiaries and the banks that are signatories thereto. (This exhibit can be found as Exhibit 4(b) to the Company's Report on Form 8-K filed on July 5, 1994 (File No. 0-14702) and is incorporated herein by reference.)

  10(a)    __    Sixth Amendment to the Employment Agreement, dated
                 as of September 10, 1990, between the Company and Mel Karmazin, effective as of March 30, 1994
                 (This exhibit can be found as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 0-14702) and is incorporated herein by reference.)

  (b)  Reports on Form 8-K

          The Company filed a Report on Form 8-K, dated July
       5, 1994, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reporting in response to Items 2 and 7 of the Form 8-K.

          The Company filed a Report on Form 8-K/A, dated September 6, 1994, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reporting in response to Item 7 of the Form 8-K filed on July 5, 1994. The Report on Form 8-K/A contained the financial statements of WPGC FM & AM at March 31, 1994, and December 31, 1993 and 1992.


                              SIGNATURES



          Pursuant to the requirements of the Securities
  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         INFINITY BROADCASTING CORPORATION
                                   (Registrant)



                            /s/   Farid Suleman
                         _________________________________
                         Farid Suleman,
                         Vice President-Finance/
                         Chief Financial Officer


  Dated:  November 11, 1994

                                       14