Form 10-K
INFINITY BROADCASTING CORP
filed 1995-03-31
CIK 792863

_______________________________________________________________________________


			  SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C.  20549

				      FORM 10-K


			    ____________________________

		 Annual Report Pursuant To Section 13 or 15(d) of the
			   Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994	  Commission file number 0-14702

			  INFINITY BROADCASTING CORPORATION
		(Exact name of registrant as specified in its charter)

	     Delaware				 13-2766282
     (State of incorporation)		      (I.R.S. Employer
					     Identification No.)
			     600 Madison Avenue
			 New York, New York  10022
		  (Address of principal executive offices)

			       (212) 750-6400
	    (Registrant's telephone number, including area code)

	Securities registered pursuant to Section 12(b) of the Act:


				   Name of Each Exchange on
Title of Each Class		    Which Registered
___________________		    ________________
Class A Common Stock,		   NASDAQ National Market System
par value $.002 per share


	Securities registered pursuant to Section 12(g) of the Act:
		 10-3/8% Senior Subordinated Notes Due 2002
			      (Title of class)

		      _______________________________

     Indicate  by check  mark  whether the  registrant	(1) has  filed	all
reports  required  to be  filed  by  Section 13  or  Section  15(d) of	the
Securities Exchange Act of 1934 during the preceding 12 months (or for such
shorter period that the registrant was	required to file such reports), and
(2) has been subject to such filing requirements  for the past 90 days.
Yes  x	No    .
    ___    ___

     Indicate  by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1995 was approximately $1,026,926,123. As of March 15, 1995, 27,614,359 shares of Class A Common Stock, excluding 1,356,900 treasury shares, 3,710,028 shares of Class B Common Stock, and 496,114 shares of Class C Common Stock were outstanding.

     Documents	Incorporated By  Reference --  The registrant's  definitive
proxy statement (to be filed pursuant to Regulation 14A) is incorporated by reference into Part III of the Form 10-K for the fiscal year ended December 31, 1994.

_______________________________________________________________________________

			     TABLE OF CONTENTS


PART I
______

ITEM 1.   BUSINESS  . . . . . . . . . . . . . . . . . . . . . .   1
ITEM 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . . . .  13
ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .  13
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .  13

PART II
_______

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
	     RELATED STOCKHOLDER MATTERS  . . . . . . . . . . .  14
ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . .  15
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	     CONDITION AND RESULTS OF OPERATIONS  . . . . . . .  16
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . .  18
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	     ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .  18

PART III
________
	  The information required in this Part is incorporated
	    by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A). 19
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  .
ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . .
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND .
	     MANAGEMENT . . . . . . . . . . . . . . . . . . . .
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . .

PART IV
_______

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
	     FORM 8-K . . . . . . . . . . . . . . . . . . . . .  19
	  SIGNATURES  . . . . . . . . . . . . . . . . . . . . .  25


				   PART I
ITEM 1. BUSINESS


BACKGROUND

     Infinity Broadcasting Corporation (the "Company" or "Infinity") is the largest owner and operator of radio stations in the United States. It is one of only two companies able to offer advertisers a radio listening audience in each of the nation's top ten radio markets (the other being CBS, Inc.).
Based on information contained in Duncan's Radio Market Guide (1995 ed.), Infinity ranked first in total radio revenues in 1994 among all companies owning radio stations in the United States. The Company serves markets accounting for approximately $2.7 billion in radio advertising revenues, representing approximately 27% of the total radio advertising expenditures in the United States in 1994. Upon completion of the acquisition of KLUV-FM referred to below, Infinity would own and operate
27 radio  stations serving 13 of the nation's largest radio markets.

     Since Infinity  acquired its first radio  station in May  1973, it has
expanded  by  acquiring  and  developing underperforming  stations  in	the
nation's  largest media  markets, where  the greatest  proportion of  radio
advertising  dollars is spent.	 The Company believes  that its presence in
large  markets	makes it  attractive to  advertisers  and that	the overall
diversity of its stations reduces its dependence on any single station, local economy or advertiser.

     In each of its markets, the Company attracts a specific demographic group by targeting its program format and hiring popular on-air talent. The Company's stations serve diverse target demographics through a broad
range  of  programming	formats  such as  rock,  oldies,  news/talk,  adult
contemporary, all-sports and country.	 The Company's overall  programming
strategy in part is to acquire significant on-air talent and broadcasting rights for sports franchises.

     The diversity of station and market characteristics, combined with the Company's acquisition and operating strategies, have enabled the Company to
achieve consistent growth  in revenues and operating cash flow	(as used in
this Form 10-K, the term "operating cash flow" means operating income plus depreciation and amortization).

     The  Company was  incorporated in	1972 in  Delaware and  first issued
shares of its common stock to the public in June 1986. In August 1988, the Company became privately held as a result of a merger with a company whose stockholders were the Company's principal stockholders and executive
officers at  the time.	 The Company was  the surviving corporation  in the
merger.  On February 5,  1992, the Company and certain holders	of warrants
exercisable  for  shares  of  the  Company's  Class  A  Common  Stock  sold
13,788,826  shares  of	Class A  Common  Stock	through  an initial  public
offering (the "Common Stock IPO"). In addition, on May 13, 1993, the Company and certain holders of warrants exercisable for shares of the Company's Class A Common Stock sold 8,148,814 shares of Class A Common Stock through another public offering.


RECENT DEVELOPMENTS

     In February 1994, the Company completed the acquisition of KRTH-FM, a radio station serving Los Angeles, for approximately $116 million. In June 1994, the Company completed the acquisitions of Washington, D.C. radio stations WPGC-AM/FM for approximately $61 million and Detroit radio station WXYT-AM for approximately $23 million (together with the acquisition of radio stations KRTH-FM and WPGC-AM/FM, described above, the "1994 Acquisitions").



     In addition, on February 3, 1994, the Company, Unistar Communications Group, Inc. ("UCG") Unistar Radio Networks, Inc. ("Unistar") and Westwood One, Inc. ("Westwood One") consummated the Stock Purchase Agreement dated November 4, 1993 for the purchase by Westwood One of Unistar, an affiliate of the Company, for approximately $101.3 million. In connection with the Westwood One/Unistar transaction, an affiliate of the Company received 5 million newly issued shares of common stock of Westwood One for $3 per share (which represents approximately 16.13% of the issued and outstanding capital stock of Westwood One) and a warrant to purchase an additional 3 million shares of Westwood One's common stock at a purchase price of $3 per share, subject to certain vesting requirements. In connection with the transactions, the Company is managing Westwood One pursuant to a management agreement, and the Company's Chief Executive Officer, Mel Karmazin, and Chief Financial Officer, Farid Suleman, serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Westwood One. The agreement provides for a base management fee plus a bonus based on acheiving cash flow targets and additional warrants to acquire up to 1.5 million shares of Westwood One's common stock at a purchase price ranging from $3 to $5 per share in the event that Westwood One's common stock trades above
certain target price levels.   In September 1994,  pursuant  to  such
provision, the Company received a warrant to purchase 500,000 shares of Westwood One's common stock at an exercise price of $3 per share.

     On  September 12,	1994,  the Company  entered  into an  agreement  to
purchase KLUV-FM in Dallas/Fort Worth for approximately $51 million.

     The Company continues to seek opportunities for expansion through the acquisition of additional radio stations, although its ability to make further acquisitions may be limited by certain regulatory requirements. See "Business--Federal Regulation of Radio Broadcasting" appearing elsewhere in this Report.


GENERAL

     The following table sets forth certain information about the Company's radio stations, including the pending acquisition of KLUV-FM:



						       1994	1994
						       Radio   Radio
						       Market  Market
Station         Market              Station Format     Rank 1 Revenues 2
_______         ______              ______________     ______ __________

                                                              ($ Millions)

WXRK-FM         New York, NY        Classic Rock         1      $401.2

WZRC-AM 	New York, NY		- 5		 1	 401.2

WFAN-AM 	New York, NY	    All Sports		 1	 401.2

KROQ-FM 6	Los Angeles, CA     Alternative Rock	 2	 457.4

KRTH-FM 	Los Angeles, CA     Oldies		 2	 457.4

WJMK-FM/	Chicago, IL	    Oldies/Talk 	 3	 296.0
WJJD-AM

WUSN-FM 	Chicago, IL	    Country		 3	 296.0

KOME-FM 7	San Francisco/	    Alternative Rock	 4/30 8  187.0/
		San Jose, CA					  35.9

WYSP-FM 	Philadelphia, PA    Classic Rock	 5	 168.1

WIP-AM		Philadelphia, PA    All Sports		 5	 168.1

WOMC-FM 	Detroit, MI	    Oldies		 6	 153.0

WXYT-AM 	Detroit, MI	    News/Talk		 6	 153.0

KVIL-FM/	Dallas/ 	    Adult Contemporary/  7	 180.0
KDMM-AM 9	Ft. Worth, TX	    Nostalgia

KLUV-FM 10      Dallas/             Oldies               7       180.0
		Ft. Worth, TX

WJFK-FM 11      Washington, D.C.    Personality          8       182.2

WPGC-FM/AM 12   Washington, D.C.    Contemporary/        8       182.2
				    Urban Contemporary


KXYZ-AM 13      Houston, TX         Spanish Language     9       161.2

WBCN-FM 	Boston, MA	    Album-Oriented	10	 153.8
				    Rock

WZLX-FM 	Boston, MA	    Classic Rock	10	 153.8

WZGC-FM 	Atlanta, GA	    Classic Rock	12	 149.6

WLIF-FM 	Baltimore, MD	    Adult Contemporary	18	  70.1

WJFK-AM         Baltimore, MD       Personality         18        70.1

WQYK-FM/AM 14   Tampa/ St.          Country/Talk        21        73.0
		Petersburg, FL

						Stations With
				    Target	Rankings In
		    Target	 Demographics	   Target
Station           Demographics      Rank 3      Demographics 4
_______           ____________    ___________   _______________


WXRK-FM 	    Men 25-54	       1	   43

WZRC-AM 	      - 5	       -	    -  5

WFAN-AM 	    Men 25-54	       4	   43

KROQ-FM 6	    Men 18-34	       1	   44

KRTH-FM 	    Persons 25-54      2	   46

WJMK-FM/	    Persons 25-54      7	   37
WJJD-AM

WUSN-FM 	    Persons 25-54      9	   37

KOME-FM 7	    Men 18-34	       6/2	   44/13


WYSP-FM             Men 25-54          1           22

WIP-AM              Men 25-54          3           22

WOMC-FM             Persons 25-54      5           31

WXYT-AM             Persons 25-54      13          31

KVIL-FM/            Women 25-54        2           32
KDMM-AM 9

KLUV-FM 10          Persons 25-54      6           32


WJFK-FM 11          Men 25-54          3           29

WPGC-FM/AM 12       Persons 18-34      1           28



KXYZ-AM 13          Persons 18-49      -            -

WBCN-FM             Men 18-34          1           26


WZLX-FM             Men 25-54          2           31

WZGC-FM             Men 25-54          5           20

WLIF-FM             Women 25-54        4           21

WJFK-AM             Men 25-54          2           17

WQYK-FM/AM 14       Persons 25-54      1           23


   _________________________________________________
   Notes to this table Appear on the Following Page.



_________________________________
Notes to Table on Preceding Page:


 1.   Markets ranked by 1994 Arbitron metropolitan area population.

 2. Radio advertising revenues according to Duncan's Radio Market Guide (1995 ed.).

 3.   Target demographics rank by Fall 1994 Arbitron Radio Market
      Reports.

 4. Number of stations in each market with rankings in the Company's target demographics for such market, based on the Fall 1994
      Arbitron Radio Market Reports.

 5.   Effective July  7, 1994,	the Company entered into a Time
      Brokerage and Option Agreement with Radio Korea New York ("RKNY"), pursuant to which the Company will make substantially all of the programming time on WZRC-AM available to RKNY for its Korean language programming for a period of one year.
      The agreement also provides RKNY with an option to purchase substantially all of WZRC's assets for $9.5 million.

 6.   KROQ-FM is licensed to the community of Pasadena, California.

 7.   KOME-FM is licensed to the community of San Jose, California.

 8. San Francisco and San Jose have radio market ranks of 4 and 30, respectively, and KOME-FM's rankings within target demographics in those markets are 6 and 2, respectively.

 9. KVIL-FM is licensed to the community of Highland Park-Dallas, Texas. KDMM-AM is licensed to the community of Highland Park, Texas.

10. The Company has agreed to acquire KLUV-FM, subject to approval by the Federal Communications Commission.

11.   WJFK-FM is licensed to the community of Manassas, Virginia.

12. WPGC-FM/AM are licensed to the community of Morningside, Maryland.

13. Not included in Arbitron rankings because the Company does not subscribe to the Arbitron rankings in Houston.

14. WQYK-FM is licensed to the community of St. Petersburg, Florida, and WQYK-AM is licensed to the community of Seffner, Florida.

			 ________________

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
improve  a station's  operating cash  flow, including instituting  strict
financial  reporting  requirements  and  cost controls,    directing
promotional   activities,    developing programming  to  improve  the
station's  appeal  to  a  targeted audience  group  and enhancing  advertising
sales  efforts.   In particular, the  Company emphasizes increasing  local

advertising revenues in order to reduce dependence on national advertising revenues. During the year ended December 31, 1994, the Company generated approximately 73% of its total revenues from local and regional advertising.

     In operating  its stations, the Company  concentrates on the development
of  strong decentralized local	management, which  is responsible for the
day-to-day operations  of the station.	Local management,   in	cooperation
with  corporate   management,  is responsible for developing programming.
Corporate management is responsible for long-range planning, establishing policies and procedures, maximizing cost savings where centralized purchasing is appropriate, resource allocation and maintaining overall control of the stations.

     The overall mix of a station's programming is designed to fit each station's specific format and serve its local community. The Company's
overall  programming strategy  includes  acquiring significant	on-air talent
and sports franchises for its radio stations. The Company believes that this strategy, in addition to developing loyal audiences for its radio stations,
enables the Company to	obtain additional revenues,  including revenues  from
syndicating such programming franchises to other radio stations. In addition to its regular programming, all of the Company's stations provide non-entertainment programming, such as news and public affairs broadcasts.

     The Company expects to continue to acquire radio stations with strong growth potential in the Company's current markets, subject to the
Communications	Act  of  1934,	as amended  (the "Communications Act"), and
Federal Communications Commission (the "FCC") rules, which impose certain limits on the maximum number of radio stations the Company can own
nationwide and	the number of  stations the Company can  own in the  same
geographic market. Because the	Company has historically  grown in part
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

     The Company's affiliation with  Westwood One will enable the Company to
expand its presence in	the radio program distribution business while
simultaneously enhancing the  programming lineups of Westwood One.


Advertising

     The  Company   believes  that  radio  is  one  of	the  most efficient,
cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on a station's ability to attract audiences in the demographic groups targeted by
advertisers (as measured by rating service surveys quantifying	the number of
listeners tuned to the	station at various times),  on the number of  stations
in the	market competing for the  same demographic group  and on the supply
of  and demand	for radio  advertising	time.	Rates are generally highest
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


Competition

     Radio broadcasting is a competitive business. The Company's radio stations compete for listeners and advertising revenues directly with other
radio  stations within their markets.	Radio stations compete for listeners
primarily  on the basis of program content and by hiring on-air talent which
appeals to a particular demographic  group.    By  building a  strong
listenership base comprised of a specific demographic group in each of its markets, the Company is able to attract advertisers seeking to reach these listeners.

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


Employees

     As  of December 31, 1994,	the Company had approximately 828 full-time
employees and  approximately 286  part-time employees. Certain employees  at
the Company's  stations in  New York,  Los Angeles,   Chicago,   Philadelphia,
and   Boston,	 totalling approximately  185,	are  represented  by unions.
The  Company believes that its	relations with its employees  and their unions
are good.

     The    Company    employs	 several    high-profile   on-air
personalities with large loyal audiences in their respective markets. The Company generally enters into employment agreements with its on-air talent and commissioned sales representatives to protect its interests in those
relationships that it believes	to be valuable.   The Company has entered into
employment agreements with three of its four executive officers (see "Executive Compensation--Employment Agreements", appearing in Part III of this Report, which is incorporated by reference) and with all of its high-profile on-air personalities.


Federal Regulation of Radio Broadcasting

     The ownership, operation and sale of radio stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive and changing regulation of the radio broadcasting
industry under	authority granted by the Communications  Act. Among other
things,  the FCC assigns   frequency  bands   for  broadcasting; determines
the particular	 frequencies,  locations  and operating power of stations;
issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates
equipment used by stations;  adopts and   implements regulations and policies
that directly  or indirectly  affect  the ownership,  operation and employment
practices of stations;	regulates program  content  (including indecent and
obscene program material) and has the power to impose penalties for violations of its rules or the Communications Act.

     The following is a brief summary of certain provisions of the
Communications	Act and  of specific  FCC  regulations	and policies.
Reference should be made to the  Communications Act, FCC  rules and  the
public	notices and rulings of	the FCC  for further information  concerning
the nature and	extent of federal regulation of broadcast stations.


     The following table sets forth certain information on each of the Company's radio stations, including the pending acquisition of KLUV-FM:

                                                                Expiration
					 Date of		Date of FCC
 Station  Market 1		       Acquisition  Frequency	Authorization
 _______  ______		       ___________  _________	_____________


WXRK-FM   New York, NY	. . . . . . . .    11/81    92.3 MHz	06/01/98

WZRC-AM   New York, NY	. . . . . . . .    11/81    1480 KHz	06/01/98

WFAN-AM   New York, NY	. . . . . . . .    04/92    660 KHz	06/01/98

KROQ-FM   Los Angeles, CA . . . . . . .    09/86    106.7 MHz	12/01/97

KRTH-FM 2 Los Angeles, CA . . . . . . .    02/94    101.1 MHz	12/01/97

WJMK-FM   Chicago, IL . . . . . . . . .    07/84    104.3 MHz	12/01/96

WJJD-AM   Chicago, IL . . . . . . . . .    07/84    1160 KHz	12/01/96

WUSN-FM   Chicago, IL . . . . . . . . .    02/93    99.5 MHz	12/01/96

KOME-FM   San Jose/San Francisco, CA  .    05/73    98.5 MHz	12/01/97

WYSP-FM   Philadelphia, PA  . . . . . .    11/81    94.1 MHz	08/01/98

WIP-AM	  Philadelphia, PA  . . . . . .    09/93    610 KHz	08/01/98

WOMC-FM   Detroit, MI . . . . . . . . .    04/88    104.3 MHz	10/01/96

WXYT-AM   Detroit, MI . . . . . . . . .    06/94    1270 KHz	10/01/96

KVIL-FM   Dallas/Ft. Worth, TX	. . . .    07/87    103.7 MHz	08/01/97

KDMM-AM   Dallas/Ft. Worth, TX	. . . .    07/87    1150 KHz	08/01/97

KLUV-FM   Dallas/Ft. Worth, TX	. . . .    Pending  98.7MHz	08/01/97

WJFK-FM   Washington, DC  . . . . . . .    12/86    106.7 MHz	10/01/95

WPGC-FM   Washington, DC  . . . . . . .    06/94    95.5 MHz	10/01/95

WPGC-AM   Washington, DC  . . . . . . .    06/94    1580 KHz	10/01/95

KXYZ-AM   Houston, TX . . . . . . . . .    06/83    1320 KHz	08/01/97

WBCN-FM   Boston, MA  . . . . . . . . .    02/79    104.1 MHz	04/01/98

WZLX-FM   Boston, MA  . . . . . . . . .    02/93    100.7 MHz	04/01/98

WZGC-FM   Atlanta, GA . . . . . . . . .    02/93    92.9 MHz	04/01/96

WLIF-FM   Baltimore, MD . . . . . . . .    05/89    101.9 MHz	10/01/95

WJFK-AM   Baltimore, MD . . . . . . . .    05/89    1300 KHz	10/01/95

WQYK-FM   Tampa/St. Petersburg, FL  . .    12/86    99.5 MHz	02/01/96

WQYK-AM   Tampa/St. Petersburg, FL  . .    11/87    1010 KHz	02/01/96


	 _______________________
	 Notes to this table Appear on the Following Page.






___________________
Notes to Table on Preceding Page:


1. Some stations are licensed to a different community located within the market which they serve.

2.  The FCC granted its consent to assignment of the KRTH license to the
    Company on February 1, 1994.   A Petition for Reconsideration of the FCC's
    grant was filed by Americans for Responsible Television on March 3, 1994. The station's operating authority and the FCC's grant of assignment remain
    effective during the pendency of this Petition.   See "Business--Federal
    Regulation of Broadcasting--Programming and Operation".


     License Renewal. Radio broadcasting licenses are  granted for maximum
terms of  seven years.	 They are subject to  renewal upon application	to the
FCC.   During  certain periods	when a renewal application is  pending,  (1)
competing applicants  are permitted  to file for  the radio  frequency	being
used by the renewal applicant; (2) interested parties, including members of the public, are permitted to file petitions to deny or informal objections against license renewal applications; and (3) the transferability of the
applicant's license is restricted.   The FCC  is   required  to  hold
evidentiary hearings  on  renewal applications if a competing application is
timely filed against a renewal	application, or if the	FCC is unable  to
determine that renewal of a license would serve the public interest,
convenience and  necessity, or	if a petition  to deny or  objection raises a
"substantial  and material  question of  fact" as to  whether the grant   of
the   renewal  application   would  be	 prima	facie inconsistent with the
public interest, convenience and necessity.

     Ownership	Matters.   The	Communications Act  prohibits the assignment
of a license or the transfer of control of a broadcast licensee without the
prior  approval of the FCC.   In determining whether  to grant or renew a
broadcast license, the FCC considers a number of  factors  pertaining  to the
licensee,    including compliance with	the  Communications Act's limitations
on  alien ownership, compliance  with	various  rules limiting  common
ownership of broadcast, cable and newspaper  properties, and the "character"
of the	 licensee   and   those  persons   holding "attributable" interests
therein.

     Under the Communications Act, broadcast licenses may not be granted to any corporation having more than 20% of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, "Aliens") or having an Alien as an officer or director. The Communications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation, any officer of which is an Alien, or more than one-fourth of the directors of which are Aliens, or more than one-fourth of the issued and outstanding capital stock of which is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, in the absence of a waiver, the Company, which serves as a holding company for its various radio station subsidiaries, cannot have more than 25% of its stock owned or voted by Aliens, cannot have an officer who is an Alien, and cannot have more than one-fourth of its Board of Directors consist of Aliens.

     Certain   merchant   banking   partnerships   (the   "Lehman Investors")
affiliated with  Lehman Brothers Holdings,  Inc. hold shares of  the Company's
capital stock and  warrants exercisable for  additional   shares.  See
"Security  Ownership  of  Certain Beneficial Owners and Management", appearing
in Part III of this Report which is incorporated by reference.	Certain of the
Lehman Investors and  certain limited  partners in the	Lehman Investors may
be  deemed to  be Aliens  or controlled  by Aliens  or their representatives
under  the  Communications  Act.    Such  Lehman Investors own and  vote less
than 1% of the Company's issued and outstanding capital stock. Assuming the exercise of the warrants held by such Lehman Investors, approximately 11.1% and 5.7% of the Company's issued and outstanding capital stock would

be  owned and voted, respectively, by such Lehman Investors.  The warrants
held by the Lehman  Investors can only	be exercised by the  Lehman Investors
to the extent such exercise would not cause the Company to violate the Communications Act's limitations on Alien ownership or control.

     Current  FCC  rules  limit  the number  of  radio	broadcast stations
that can  be  commonly owned,  operated or  controlled. These  rules  prohibit
the  Company from  owning,  operating  or controlling,	directly or
indirectly, more  than 20 AM  and 20 FM radio  stations in the United States
provided that the Company is permitted	 to  have  a  non-controlling
interest in up to 3 additional FM and 3 additional AM stations that are controlled by members of minority groups or by certain small businesses.
The Company  currently	owns 16  FM radio  stations  and 10  AM radio
stations,  and	 has  entered	into  an  agreement   to  acquire Dallas/Fort
Worth, Texas market radio station KLUV-FM.

     The Communications  Act and  FCC rules also  generally limit the common
ownership, operation,  or control of  radio broadcast stations	in the	same
service  (AM  or  FM)  serving	the  same geographic market, of  a radio
broadcast station and a television broadcast station  serving the  same
geographic  market and	of a radio  broadcast station and  a daily newspaper
serving the same geographic  market.	Under  these rules,  absent  waivers,
the Company would not be permitted to acquire any newspaper or television broadcast station (other than low-power television) in a geographic market in which it now owns any radio broadcast properties.
The  FCC's rules  provide for the  liberal grant  of waivers   of  the  rule
prohibiting    ownership  of  radio  and television stations in the  same geographic market in the top 25 television markets if certain other conditions are satisfied. Similar rules provide for liberal grant of waivers of the rule prohibiting common ownership of a radio station and a newspaper in the same market in the nation's 25 largest markets.

     The Company is  permitted to  own up to  three stations,  no more than
two of which  are FM stations,	in markets  with fewer than  15  commercial
stations, so long as the owned stations represent less than 50% of the stations in the market; in markets with 15 or more commercial stations the Company may own up to two AM and two FM stations, so long as the combined
audience share of those  stations  does  not exceed  25%.    The  FCC is
currently considering  other possible  changes	to some  of  the FCC  rules
governing the  ownership of  broadcast properties.   See "Federal Regulation
of Radio Broadcasting--Proposed Changes". The Company owns three stations in each of the New York City, Chicago and Washington, D.C. markets, and two FM stations in the Boston and Los Angeles markets, all of which combinations are consistent with the FCC's local ownership rules.

     The   FCC	generally   applies  its   ownership  limits   to
"attributable"  interests  held  by an  individual,  corporation, partnership
or  other association.	 In the case  of corporations holding  broadcast
licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or
10% or more of such stock in  the case	of insurance  companies,  mutual
funds,	bank trust departments and certain other  passive investors that are holding stock for  investment purposes only) are  generally attributable, as
are positions of an officer or director of a corporate	parent of  a broadcast
licensee.    Currently,  none of  the  Company's officers, directors  or stockholders has an attributable interest in any company licensed to operate broadcast stations other than the Company. Certain stockholders and a director of the Company have a non-attributable interest in another broadcasting company, which is licensed to operate radio stations in some of the markets in which the Company's radio stations are located.
Because  such  interests  are  non-attributable   and  have  been disclosed
repeatedly  in ownership  reports filed by  the Company with  the FCC, and in
applications  filed by the Company with the FCC  which	 were  granted,  the
Company   believes  that  these cross-interests are consistent with  FCC rules, policies and case law precedent.


       Local Marketing Agreements.  Over the past several years, a number of
radio stations	have entered  into what have  commonly been  referred to  as
"Local Marketing  Agreements", or  "LMAs". While  these agreements may  take
varying forms,	under a typical LMA, separately owned and licensed radio
stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and station operations of its own stations. The most prevalent type of LMA is a time brokerage agreement among two separately-owned radio stations serving a
common service	area, whereby the licensee of one station programs substantial portions of  the broadcast day on the other licensee's station, subject to
ultimate  editorial and  other	controls being	exercised by  the latter
licensee,  and sells advertising time  during such program segments.   The FCC
has held that such agreements involving radio stations	are not  contrary to
the Communications  Act, provided that	the licensee  of the  station  that is
being substantially programmed	by another  entity maintains  complete
responsibility for, and control over, the operations of its broadcast station, and assures compliance with applicable FCC rules and policies. The Company maintains an LMA arrangement with respect to its station WZRC-AM in New York City.


     The FCC's rules provide  that a station brokering  more than 15% of the
weekly	broadcast time of another station  serving the same  market will be considered to have an attributable ownership interest in  the  brokered
station for  purposes  of  the	FCC's multiple  ownership rules.   As  a
result, under these rules, a broadcast station will not be permitted to enter into an LMA or time brokerage agreement giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC's local ownership rules. The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service
(i.e., AM-AM or FM-FM), whether it owns   that	other  station	or  has  a
time brokerage or LMA arrangement with it, where the brokered and brokering stations serve substantially the same geographic area.

     Programming and Operation.  The  Communications Act requires broadcasters
to  serve the  "public interest".    Since the  late 1970s,  the FCC gradually
has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However,
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
opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with renewal applications. Licensees must also annually file reports concerning any changes in the ownership of a licensee or certain entities with ownership interest in a licensee.

     Failure to  observe these	or other  rules and  policies can result in
the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the full seven-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     In  a letter dated October  25, 1989, the	FCC requested the Company to
respond to a complaint that it had received alleging that WXRK-FM, the Company's New York City FM radio station, had

broadcast certain programming that contained "indecent" material. On December 29, 1989, the Company submitted a letter to the FCC in which it contended
that WXRK-FM had not broadcast	"indecent" programming.   On November 29,
1990, the FCC issued a Notice of Apparent Liability for Monetary Forfeiture advising WXRK-FM (New York), WYSP-FM (Philadelphia), and WJFK-FM (Washington, D.C.) of apparent liability for forfeitures in the amount of $2,000 each for the broadcast, which was part of the Howard Stern Show and
had been originated by	WXRK-FM and simulcast over the	other two stations.
On February 11, 1991, the Company responded to this Notice, opposing the imposition of any fine and again contending that "indecent" programming had not been broadcast. On October 23, 1992, the FCC's Staff issued a Memorandum
Opinion  and Order in which it determined that	the three stations  were
liable for those forfeitures. On December 30, 1993, the Company advised the FCC that it did not intend to pay the forfeiture and that it wished to avail itself of de novo U.S. District Court procedures in the event that
		__ ____
the FCC wished to continue to pursue the matter by requesting  the U.S.
Department  of	Justice to  initiate  a collection suit in such court as is
required by statute.  To date FCC has not done so.

     On  December  18,	1992, the  same  date  on  which the  FCC approved
the Company's acquisition of radio stations formerly owned by Cook Inlet Communications located in Boston, Chicago and Atlanta, the FCC issued a Notice of Apparent Liability (the "1992 NAL") advising the Company that it may be
liable for a  $600,000 monetary forfeiture   for  broadcasts over WXRK-FM,
WYSP-FM, and WJFK-FM, of certain material in the Howard Stern Show that the FCC believes may be "indecent". The NAL stated that additional enforcement
action	would result if additional  violations of the FCC's indecency
regulations have  occurred or should  occur, and that	further   action
could	include   additional   monetary forfeitures, renewal of licenses  for
short terms, or proceedings focusing upon the Company's qualifications to be
an FCC licensee. On February 23,  1993, the  Company filed its	response with
the FCC, which asserted that the cited material is not indecent and set forth several other defenses. The FCC has taken no action on the Company's response and the matter is pending.

     On August 12, 1993, the same date on which the FCC approved the Company's acquisition of Station WIP-AM in Philadelphia, the FCC issued a
Notice	of Apparent Liability for a  Forfeiture (the "1993  NAL") in the
amount of $500,000  which was directed to the Company's subsidiaries which
operate Stations WJFK-AM/FM, WXRK-FM and  WYSP-FM, and	which relates  to the
broadcast of  allegedly indecent material on certain dates in November	and
December 1992 and  January  1993.   The  1993  NAL  stated  that if
additional violations  of  the	FCC's  indecency regulations  should  occur,
further enforcement  action  could include  proceedings  focusing upon	the
Company's qualifications to be a licensee.  The Company submitted  a response
to the 1993  NAL on October 15, 1993, which vigorously	asserted  its
position  that	the  material  is  not indecent,  and advanced	other
defenses.   The  FCC has  taken no action on the Company's response and the matter remains pending.

     On  August  5,  1993, Americans  for  Responsible Television ("ART")
filed a Formal Petition to Deny against the Company's application to purchase Station KRTH-FM in Los Angeles, which contended that the Company's pending proceedings at the FCC involving indecency matters should cause the FCC to conclude that the Company is unqualified to purchase
KRTH-FM.  In addition, an individual  filed  a	late-filed  Petition to  Deny
the  KRTH-FM assignment  application,  which made  a  similar  argument.   The
Company opposed these Petitions, and on February 1, 1994, the FCC denied those Petitions and granted the KRTH-FM application and the Company closed the
KRTH transaction on February 15, 1994.	On March  3, 1994, ART filed  a
Petition for Reconsideration of the FCC's grant. The Company vigorously opposed ART's Petition, by Opposition submitted on April 13, 1994, which was
supplemented in July,  1994.   The FCC	has not  yet ruled  on their  filings
and therefore  the FCC's  grant of  the KRTH  application is  not yet final.


     On February 1, 1994, the same date on which the FCC granted the KRTH-FM assignment application, the FCC released an NAL in the amount of $400,000
(the "1994 NAL") directed to Stations WXRK-FM, WYSP-FM and WJFK-AM/FM relating to the broadcast of allegedly indecent material within the Howard
Stern Show on four dates  in August,  September and  October, 1993.   In  a
response filed	on April 4, 1994, the Company vigorously asserted that the
material in question is not indecent and advanced other defenses. The matter is pending.

     On May  20, 1994, on the  same date that the  FCC granted an application
for  consent to  the assignment  of  the licenses  of Stations	WPGC-AM/FM to
the Company,  the FCC released	an NAL in the amount  of $200,000 against
Stations WXRK-FM, WJFK-AM/FM and WYSP-FM relating to the broadcast of allegedly indecent material within the Howard Stern Show on two dates, one in
December, 1993, and  one in  January,  1994.	On July  18,  1994,  the
Company submitted  a  response	to  the NAL,  vigorously  contesting  the
allegations  set forth therein.  The matter is pending before the FCC.

     On November 3, 1994, ART, the same party that had filed a Petition to Deny the KRTH assignment application, filed a Petition to Deny against the application for FCC consent to the assignment of the KLUV-FM, Dallas,
license to the Company.   The arguments advanced by ART were similar  to those
set forth in its Petition against  the KRTH  assignment, and ART's  Petition
cited two  complaints relating	to  allegedly  indecent broadcasts  not
previously  considered by  the FCC.   On  November 17,	1994, the Company
filed an  Opposition  to the  Petition which  vigorously contested  the
allegations set  forth	in  the Petition  and  in particular showed that the
two new complaints contain no indecent material. ART filed a Reply on November 23, 1994. The matter is currently pending at the FCC.

     The Company is involved in pending proceedings at the FCC (including complaints as to which the FCC has not taken any action) which relate to the broadcast of allegedly indecent material by certain of the
Company's stations.   The Company is contesting,  on an  informal basis,  the
FCC's  and complainants' contentions in these proceedings.   Changes in FCC
policy toward indecent	broadcasts  or	the  pending  proceedings  against
the Company or other FCC licensees for allegedly indecent broadcasts could, among other things, result in the FCC calling into question the Company's continuing fitness as a licensee and delaying the grant of, or
refusing to grant, its consent	to the assignment of licenses to the Company.

     Proposed Changes.	 The Congress and the FCC have under consideration,
and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio broadcast properties.
Such matters include, for example, the license renewal process; proposals to impose spectrum use or other governmentally imposed fees upon licensees; the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry including enhancement of ownership opportunities; proposals to change rules relating to political broadcasting; proposals to eliminate ownership limitations or to
change	the thresholds, benchmarks  or concepts applicable to attributing ownership interests in broadcast media; proposals to permit lenders to take a security interest in FCC licenses; technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis, spectrum for which has been allocated by the FCC; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; proposals to allow telephone companies to deliver audio and video programming to the home through
existing phone lines; and changes to broadcast technical  requirements	and
frequency  allocation matters.	 The Company cannot  predict whether any  such
proposed changes will be adopted nor can it judge in advance what impact, if any, any such proposed changes might have on its business. In addition, the


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

     With the exception of the Company's Houston radio station, the studios and offices of the Company's stations, as well as its corporate headquarters in New York City, are located in leased facilities with lease terms that
expire in one  to nine	years. The Company  owns or  leases its  transmitter
and  antenna sites, with lease terms that expire in one to fourteen years.

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
acquisitions and license renewals, proceedings concerning the broadcast industry generally, and other legal and regulatory proceedings that
management does not believe  are material  to  the Company.    For a
description of certain matters pending before the FCC, see "Business--Federal Regulation of Broadcasting--Programming and Operation", appearing elsewhere in this Report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No  matters were  submitted to  a	vote of  security holders during the
fourth quarter of 1994.


			     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
	 MATTERS

     Shares of the Company's Class A Common Stock, par value $.002 per share
(the  "Class A Shares"), are quoted on the NASDAQ National   Market System
under the symbol INFTA. See "Business--Background", appearing elsewhere in this Report. The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Class A Shares on the NASDAQ National Market System, as reported in published financial sources.

     Year
     ____
						      High     Low
						      ____     ___
     1993:
	  First Quarter   . . . . . . . . . . . . .   13.89   10.22
	  Second Quarter  . . . . . . . . . . . . .   18.67   13.56
	  Third Quarter . . . . . . . . . . . . . .   32.17   20.33
	  Fourth Quarter  . . . . . . . . . . . . .   35.67   24.75
     1994:
	  First Quarter . . . . . . . . . . . . . .   33.75   25.00
	  Second Quarter  . . . . . . . . . . . . .   28.00   20.25
	  Third Quarter . . . . . . . . . . . . . .   33.00   24.00
	  Fourth Quarter  . . . . . . . . . . . . .   31.75   27.50
     1995:
	  First Quarter (through March 15, 1995). .   38.75   30.25


     The above table gives effect to the stock splits effected by the Company.

     There is no public trading market for the Company's Class B Common Stock, $.002 per share (the "Class B Shares"), or its Class C Common Stock, $.002 per share (the "Class C Shares").

     As of March 15, 1995, there were approximately 17,830 holders of Class A Shares, seven holders of record of the Class B Shares and four holders of record of the Class C Shares.

     The Company has never paid dividends on its shares of common stock, and it is not anticipated that any dividends will be paid on any shares of any class of the Company's common stock in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

     The  selected  consolidated  financial  information  for the Company
presented   below  under  the	captions  "Statement  of Operations Data" and
"Balance Sheet Data" for, and as  of the end of, each of the years in the
five-year period ended December  31, 1994,  is	derived  from  the  Company's
Consolidated  Financial Statements.   This  selected  consolidated financial
information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing elsewhere in this Report.

                INFINITY BROADCASTING CORPORATION

	     (In thousands, except per share amounts)

				     Year Ended December 31,
                ________________________________________________________________

                                    1990     1991     1992      1993      1994
                                    ____     ____     ____      ____      ____

Statement of Operations Data: 1
  Total revenues . . . . . . . . . $128,944 $135,278 $171,843 $234,240 $313,359
  Net revenues . . . . . . . . . .  112,184  117,959  150,230  204,522  274,120
  Station operating expenses
    excluding depreciation and
    amortization . . . . . . . . .   59,531   61,207   81,707  109,601  143,249
                                   ________  _______  _______  _______  _______
  Station operating income
    excluding depreciation and
    amortization . . . . . . . . .   52,653   56,752   68,523   94,921  130,871
  Depreciation and amortization. .   28,682   25,582   28,926   38,853   46,606
  Corporate general and
    administrative expenses. . . .    3,542    3,698    4,182    4,836    5,633
                                   ________  _______  _______  _______  _______
  Operating income . . . . . . . .   20,429   27,472   35,415   51,232   78,632
  Interest expense . . . . . . . .   59,611   51,756   39,390   36,776   44,689
  Net earnings (loss) before
     extraordinary items . . . . .  (39,682) (24,026)  (9,432)  14,335   33,213
  Net earnings (loss) per share
     before extraordinary items. .    (3.93)   (1.63)    (.30)     .35      .74
  Cash dividends declared per
     common share. . . . . . . . .        -        -        -        -        -
  Weighted average number of
     shares outstanding 2. . . . .   10,107   14,715   31,334   41,370   44,759


                                              December 31,
                ________________________________________________________________

                                    1990     1991     1992      1993      1994
                                    ____     ____     ____      ____      ____

Balance Sheet Data: 1
  Total assets . . . . . . . . . . $246,430 $212,383 $271,952 $378,040 $562,153
  Long-term debt (including
     current portion). . . . . . .  465,078  406,138  380,625  365,062  531,750
  Stockholders' equity
     (deficiency). . . . . . . . . (245,610)(222,030)(138,734) (24,240) (25,525)
  Working capital  . . . . . . . .   (9,022)  (4,709)   4,656   10,610   28,877

          ______________________

1. The historical consolidated financial results for the Company are not comparable from year to year because of the acquisition of various broadcasting properties by the Company during the periods covered. See
"Business-- Background"   and  "Management's   Discussion and   Analysis  of
Financial Condition and Results of Operations", appearing elsewhere in this Report.
2. See Notes 1(f) and 2 of the Notes to the Company's Consolidated Financial Statements, appearing elsewhere in this Report.



ITEM  7.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	       RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     Net revenues for the year ended December 31, 1994 were $274,120,000 as compared to $204,522,000 for the year ended December 31, 1993, an
increase of approximately 34%.	  The increase was  due principally  to higher
advertising  revenues at most of the Company's stations and  the 1994
Acquisitions.	On a pro forma basis, assuming the above acquisitions  had
occurred as of the  beginning  of 1993,  net  revenues	for  the year  ended
December 31, 1994 would have increased by approximately   14%.

     Station operating expenses (excluding depreciation and amortization) for
the year ended	December 31, 1994 were $143,249,000 as compared to
$109,601,000  for  the year  ended December  31, 1993,	an increase of
approximately 31%. The increase was due principally to the above acquisitions, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1993, station operating expenses in 1994 would have increased by approximately 11%.

     Depreciation  and amortization  expense for  the  year ended December
31, 1994 was $46,606,000 as compared to $38,853,000 for the year ended December 31, 1993, an increase of approximately $7,753,000 or 20%. The increase was due to the depreciation and amortization expense associated with the above acquisitions.

     Operating income for the year ended December 31, 1994 was $78,632,000 as compared to $51,232,000 for the year ended December 31, 1993, an
increase of  approximately  53%.     The increase was due principally to
improved results at the Company's radio stations.

     Net  financing  expense (defined  as  interest expense  less interest
income)  for  the  year  ended	December 31,  1994  was $44,529,000  as
compared  to  $36,291,000  for	the  year  ended December  31, 1993,  an
increase  of  approximately  23%.    The increase  was	 due  principally  to
additional   borrowings  in connection with the above acquisitions as well as higher interest rates during 1994.

     Income taxes, consisting principally of state and local income taxes, for the year ended December 31, 1994 were $890,000 as compared to $606,000 for the year ended December 31, 1993, an increase of $284,000. No federal income taxes have been provided as a result of available tax loss carryforwards.

     Net  earnings  for  the year  ended  December  31, 1994  was $33,213,000
($0.74	per share) as compared	to $14,335,000 ($0.35 per share) for  the year
ended December 31, 1993,  an increase of approximately $18,878,000 or 132%.


Year  Ended December 31, 1993 Compared to Year Ended December 31, 1992

     Net revenues for the year ended December 31, 1993 were $204,522,000 as compared to $150,230,000 for the year ended December 31, 1992, an increase of approximately 36%. The increase was due principally to higher advertising revenues at most of the Company's stations and the acquisitions of radio stations WIP-AM (Philadelphia) on September 1, 1993, WZGC-FM (Atlanta), WZLX-FM (Boston) and WUSN-FM (Chicago) on February 1, 1993 and the acquisition of WFAN-AM (New York) on April 16, 1992. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1992, net revenues for the year ended December 31, 1993 would have increased by approximately 14%.

     Station operating expenses (excluding depreciation and amortization) for the year ended December 31, 1993 were $109,601,000 as compared to $81,707,000
for the year ended December 31,1992, an increase of approximately 34%.	The
increase was due principally to the above acquisitions, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1992, station operating expenses in 1993 would have increased by approximately 12%.

     Depreciation and amortization expense for the year ended December 31, 1993 was $38,853,000 as compared to $28,926,000 for the year ended December 31, 1992, an increase of approximately $9,927,000 or 34%. The increase was due to the depreciation and amortization expense associated with the above acquisitions, partially offset by lower depreciation and amortization expense at the Company's other radio stations.

     Operating income for the year ended December 31, 1993 was $51,232,000 as compared to $35,415,000 for the year ended December 31, 1992, an
increase of  approximately  45%.     The increase was due principally to
improved results at the Company's radio stations.

     Net financing  expense  (defined as  interest  expense  less interest
income)  for  the  year  ended	December  31,  1993 was $36,291,000  as
compared  to  $38,238,000  for	the  year  ended December  31, 1992, a
decrease of approximately 5%. The decrease was due principally to lower interest rates during 1993.

     Net earnings  before extraordinary items for  the year ended December
31, 1993 was $14,335,000 ($0.35 per share) as compared to a net loss of $9,432,000 ($0.30 per share) for the year ended December 31, 1992, an increase
of approximately $23,767,000.	As a result  of the Common  Stock IPO in
February  1992, the Company recorded  in  1992	 a  non-recurring  charge   of
approximately $6,503,000, resulting  from the issuance in 1990	of Common
Stock to management.

     In  1992,	the  Company recorded  extraordinary  charges  of
approximately $12,318,000, including the write-off of deferred financing costs of approximately $7,416,000, as a result of (a) the redemption of all of the remaining, approximately $98,000,000 principal amount of the Company's 14.25% Subordinated Discount Debentures (the "14.25% Subordinated Debentures"), and (b) the refinancing of the Company's then existing bank credit agreement.


LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1994, net cash flow from operating activities was approximately $73,944,000 as compared to $42,781,000 for the year ended December 31, 1993, an increase of approximately $31,163,000 or 73%. The increase was principally due to higher earnings in 1994 partially offset by higher working capital requirements.

     During 1994, the Company borrowed approximately $200 million under its credit agreement to finance the acquisition and working capital of radio stations KRTH-FM, WPGC-AM/FM and WXYT-AM.

     The net cash flow from operating activities of approximately $73.9 million together with net borrowings of approximately $166.7 million were used principally to finance acquisition and purchase treasury stock.

     On December 22, 1994, the Company and its subsidiaries amended and restated its existing credit agreement (the "Credit Agreement"), which
provides  for aggregate  borrowings of	up to $700 million, including an
acquisition facility of $250 million. Approximately  $332  million  of
borrowings  under  the	 Credit Agreement were used to refinance the Company's
existing  debt and $118   million  is  available  for  general	corporate
purposes, including investments and repurchases of Class A Shares.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is included on Pages F-1 through F-15 of this Report on Form 10-K and is incorporated herein by reference.


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


			     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	  (a) 1. Financial Statements.
	      2. Financial Statement Schedules.

     The financial statements and schedule listed in the index to the Consolidated Financial Statements of the Company that appears on Page 26 of this Report on Form 10-K are filed as part of this Report.

	      3.  Exhibits

Exhibit
Number				   Description	 of Exhibit
_______ 			   ________________________

2(a)  __    Securities Purchase Agreement, dates as of September 30, 1991, by
	    and  among	the  Company, Michael A. Wiener, Gerald Carrus,
	    Mel Karmazin, and Shearson Lehman Hutton Capital Partners II, L.P.,
	    Shearson Lehman Hutton Merchant Banking Portfolio Partnership L.P.,
	    Shearson Lehman Hutton Offshore Investment Partnership L.P., and
	    Shearson Lehman Hutton Offshore Investment Partnership Japan L.P.
	    (collectively, the	"Lehman Investors"). (This exhibit can be found
	    as	Exhibit 2(a) to the  Company's  Quarterly Report on Form  10-Q
	    for the quarter ended September 30, 1991 (File No. 0-14702) and is incorporated herein by reference.)

2(b)  __    Stock Purchase Agreement, dated as of December 16, 1991, between
	    Infinity Broadcasting Corporation of New York and KPWR, Inc. (This exhibit can be found as Exhibit 2(c) to the Company's Registration
	    Statement on Forms S-1 and S-3 (Registration No. 33-44568) and is incorporated herein by reference.)

2(c)  __    Assignment and Assumption Agreement, dated as of December 16, 1991,
	    between Infinity Broadcasting Corporation of New  York and
	    the Company.  (This exhibit can be found as Exhibit 2(d) to the
	    Company's Registration Statement on Forms S-1 and S-3 (Registration
	    No. 33-44568)  and is incorporated herein by reference.)
2(d)  __    Asset Purchase Agreement, dated as of August 15, 1992, between Cook
	    Inlet Radio Partners, L.P., Cook Inlet Radio License Partnership,
	    L.P.,  Infinity Broadcasting Corporation of Chicago, Infinity
	    Broadcasting Corporation of Atlanta, Infinity Broadcasting
	    Corporation of Boston and the Company. (This exhibit can be found
	    as Exhibit 2(c) to the Company's Quarterly Report on Form 10-Q for
	    the quarter ended September 30, 1992  (File No. 0-14702) and is
	    incorporated herein by reference.)
2(e)  __    Asset  Purchase Agreement,	dated  as of September 25, 1992,
	    between Spectacor Broadcasting, L.P. and Infinity Broadcasting
	    Corporation of Philadelphia. (This exhibit can be found as Exhibit 2(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-14702) and is incorporated herein by reference.)


Exhibit
Number				   Description of Exhibit
_______ 			   ______________________

2(f)  __    Purchase  Agreement, dated as  of June 16,	1993, among
	    Beasley  FM  Acquisition  Corp., Infinity  Broadcasting
	    Corporation  of  California  and  the  Company.   (This
	    exhibit  can be found as Exhibit  2(e) to the Company's
	    Quarterly  Report on  Form 10-Q  for the  quarter ended
	    June 30, 1993 (File  No. 0-14702)  and is  incorporated
	    herein by reference.)
2(g)  __    Asset Purchase Agreement, dated as of  October 4, 1993,
	    between Cook Inlet Radio  Partners, L.P. and Cook Inlet
	    Radio   License   Partnership,   L.P.    and   Infinity
	    Broadcasting  Corporation of Maryland  and the Company.
	    (This  exhibit  can be  found  as Exhibit  2(f)  to the
	    Company's Quarterly Report on Form 10-Q for the quarter
	    ended  September 30,  1993	(File No.  0-14702) and  is
	    incorporated herein by reference.)
2(h)  __    Asset Purchase Agreement, dated as of March 8, 1994, by
	    and   between   Fritz   Broadcasting,  Inc.,   Infinity
	    Broadcasting  Corporation of  Detroit and  the Company.
	    (This  exhibit  can be  found  as Exhibit  2(h)  to the
	    Company's  Annual Report  on Form  10-K for  the fiscal
	    year ended December 31, 1993  (File No. 0-14702) and is
	    incorporated herein by reference.)
2(i)  __    Asset Purchase Agreement, dated as of September 12, 1994,
	    by and between TK Communications, Inc. and Infinity Broadcasting
	    Corporation of Dallas. (This exhibit can be found as
	    Exhibit 2(f) to the Company's  Quarterly Report on Form 10-Q
	    for the quarter ended September 30, 1994  (File No. 0-14702)
	    and is incorporated herein by reference.)
3(a)  __    Restated Certificate  of Incorporation of  the Company,
	    as amended October 22, 1993. (This exhibit can be found
	    as Exhibit 3 to the Company's Quarterly Report on Form
	    10-Q for  the quarter  ended September 30,	1993 (File
	    No. 0-14702) and is incorporated herein by reference.)
3(b)  __    Amended and Restated By-Laws of the Company. (This exhibit
	    can be found as Exhibit 3(b) to the Company's Registration
	    Statement on Forms S-1 and S-3 (Registration No. 33-46118)
	    and is incorporated herein by reference.)
4(a)  __    Indenture,	dated as  of  March 24,  1992, between	the
	    Company and Bank of Montreal Trust Company, as Trustee.
	    (This  exhibit can	be  found as  Exhibit  4(c) to	the
	    Company's   Registration   Statement   on    Form   S-3
	    (Registration  No. 33-61348) and is incorporated herein
	    by reference.)
4(b)  __    Second  Amended and Restated Credit Agreement, dated as
            of  December  22, 1994, between the Company, and each of the lenders identified under the the caption "Banks" on the
            signature pages thereof (the "Banks"), The Chase Manhattan
            Bank (National Association) as  Administrative  Agent for
            the Banks, Bank of America Illinois, Bank of Montreal, The
            Bank of New York, Chemical Bank, Compagnie Financiere de CIC
            et de L'Union Europeenne, The First National Bank of Boston
            and National Westminster Bank USA as co-agents for the Banks, and Chemical Bank as collateral agent for the Banks, including the form of the separate Amended and Restated Loan Agreements, between each of Hemisphere Broadcasting Corporation, Sagittarius
            Broadcasting Corporation, Infinity Broadcasting Corporation of
            Boston and Infinity Broadcasting Corporation of California and
            The Chase Manhattan (National Association) as Administrative
            Agent, attached thereto as Exhibit B.
4(c)  __    Second Amended and Restated Security Agreement, dated as
            of December 22, 1994, between the Company, each of the subsidiaries of the Company identified under the caption
            "Subsidiaries" on the signature pages thereof, and Chemical Bank, as collateral agent for the Banks.


Exhibit
Number				   Description of Exhibit
_______ 			   ______________________

4(d)  __    Amended and Restated Stockholders' Agreement,  dated as
	    of	February 5,  1992,  among the  Company, Michael  A.
	    Wiener,  Gerald Carrus,  Mel  Karmazin  and the  Lehman
	    Investors.	(This exhibit can  be found as Exhibit 4(j)
	    to the Company's  Registration Statement  on Forms  S-1
	    and S-3 (Registration No. 33-46118) and is incorporated
	    herein by reference.)
4(e)  __    Warrant Certificate, dated January 28, 1992, certifying
	    that Shearson Lehman Hutton Capital Partners II L.P. is
	    the owner  of warrants to purchase	2,366,949 shares of
	    Class C Common Stock, par value $.002 per share, of the
	    Company.  (This exhibit can be found as Exhibit 4(l) to
	    the Company's Registration Statement  on Forms S-1  and
	    S-3  (Registration	No. 33-46118)  and is  incorporated
	    herein by reference.)
4(f)  __    Warrant Certificate, dated January 28, 1992, certifying
	    that   Lehman   Brothers  Merchant	 Banking  Portfolio
	    Partnership L.P.  is the owner of  warrants to purchase
	    3,481,590  shares of  Class C  Common Stock,  par value
	    $.002  per share, of the Company.  (This exhibit can be
	    found as  Exhibit  4(m) to	the Company's  Registration
	    Statement on  Forms S-1  and S-3  (Registration No. 33-
	    46118) and is incorporated herein by reference.)
4(g)  __    Warrant   Certificate,   dated   December	14,   1993,
	    certifying	 that	Shearson  Lehman   Hutton  Offshore
	    Investment Partnership L.P. is the owner of warrants to
	    purchase 769,465  shares of  Class C Common  Stock, par
	    value $.002 per share, of  the Company.  (This  exhibit
	    can be found  as Exhibit 4(j)  to the Company's  Annual
	    Report on  Form 10-K for the fiscal year ended December
	    31, 1993 (File No.	0-14702) and is incorporated herein
	    by reference.)
4(h)  __    Warrant   Certificate,   dated   December	14,   1993,
	    certifying	 that	Shearson  Lehman   Hutton  Offshore
	    Investment	Partnership  Japan  L.P. is  the  owner  of
	    warrants to purchase 2,317,522 shares of Class C Common
	    Stock,  par  value $.002  per  share,  of the  Company.
	    (This exhibit  can	be found  as  Exhibit 4(k)  to	the
	    Company's Annual  Report on Form    10-K for the fiscal
	    year ended	December 31, 1993 (File No. 0-14702) and is
	    incorporated herein by reference.)
4(i)  __    Securities Exchange Agreement, dated  as of January 28,
	    1992,  among  the  Company	and  the  Lehman Investors.
	    (This exhibit  can	be found  as  Exhibit 4(p)  to	the
	    Company's Registration Statement  on Forms S-1  and S-3
	    (Registration No. 33-46118) and is	incorporated herein
	    by reference.)
10(a)* __   Employment Agreement, dated as of December 30, 1985,
	    between the Company and  Michael A. Wiener. (This exhibit
	    can be found as Exhibit 10(a) to the Company's Registration
	    Statement on Form S-1  (Registration No. 33-5190) and is
	    incorporated herein by reference.)
10(b)* __   Employment Agreement, dated as of December 30, 1985,
	    between the Company and Gerald Carrus. (This exhibit can be
	    found as Exhibit 10(b) to the Company's Registration Statement
	    on Form S-1 (Registration No. 33-5190) and is incorporated
	    herein by reference.)
10(c)* __   Employment Agreement, dated as of September 10, 1990, between
	    the Company and Mel Karmazin. (This exhibit can be found as Exhibit 28(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-14702) and is incorporated herein by reference.)

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K.


Exhibit
Number				   Description of Exhibit
_______ 			   ______________________

10(d)* __   First  Amendment,  dated September 30,  1991, to the Employment
	    Agreement, dated as of September 10, 1990, between the
	    Company and Mel Karmazin.  (This exhibit can be found as Exhibit
	    10(d) to the Company's Registration Statement on Forms S-1 and
	    S-3 (Registration No. 33-44568) and is incorporated herein by
	    reference.)
10(e)* __   Second Amendment,  dated February 4, 1992, to the Employment
	    Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(e) to the Company's Registration Statement on Forms S-1 and S-3
	    (Registration No. 33-46118) and is incorporated herein by reference.)

10(f)* __   Third Amendment, effective as  of June 14, 1993, to the
	    Employment Agreement,  dated as of September 10, 1990,
	    between the Company and Mel Karmazin.  (This exhibit
	    can be found as Exhibit 10(a) to the Company's Quarterly
	    Report on Form 10-Q for the quarter ended June 30, 1993
	    (File No. 0-14702) and is incorporated herein by reference.)
10(g)* __   Fourth Amendment, effective as of August 16, 1993, to the
	    Employment Agreement, dated as of September 10, 1990,
	    between the Company and Mel Karmazin.  (This exhibit can
	    be found as Exhibit 10(b) to the Company's Quarterly
	    Report on Form 10-Q for the quarter ended June 30, 1993
	    (File No. 0-14702) and is incorporated herein by reference.)
10(h)* __   Fifth Amendment, effective as of November 19, 1993, to the
	    Employment Agreement, dated as of September 10, 1990, between
	    the Company and Mel  Karmazin.  (This exhibit  can be  found as
	    Exhibit 10(d) to the Company's Quarterly Report  on Form
	    10-Q for the quarter ended September 30, 1993  (File No.
	    0-14702) and is incorporated herein by reference.)
10(i)* __   Sixth Amendment, effective as of March 30, 1994, to the
            Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found
	    as Exhibit 10(a) to the Company's Quarterly Report on Form
	    10-Q for the quarter ended March 31, 1994 (File No. 0-14702)
	    and is incorporated  herein by reference.)
10(j)* __   The Company's Stock Option Plan,  amended and restated as of
	    August 16, 1993.   (This exhibit can be found as Exhibit 10(j)
	    to	the Company's Annual Report  on Form  10-K for the  fiscal
	    year  ended December  31,  1993 (File No.	0-14702) and is
	    incorporated herein by reference.)
10(k)* __   Amendment,  effective  as of November  19, 1993, to the Company's
	    Stock Option  Plan, as  amended and restated as of August 16, 1993.
	    (This exhibit can  be found  as Exhibit 10(k) to the Company's
	    Annual Report on Form 10-K for the fiscal year ended December 31,
	    1993 (File No. 0-14702) and is incorporated   herein  by
	    reference.)
10(l)* __   Amendment, adopted March 30, 1994, to the Company's Stock Option
            Plan.  (This exhibit can be found as Exhibit 10(l) to the
            Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.)
10(m)* __   The   Company's Deferred Share Plan,  amended and restated as
	    of	August 16, 1993.   (This exhibit can be found as Exhibit
	    10(l) to the Company's Annual  Report on Form 10-K for the
	    fiscal year ended December 31,  1993 (File No. 0-14702)
	    and is incorporated   herein  by reference.)

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K.


Exhibit
Number				   Description of Exhibit
_______ 			   ______________________

10(n)* __   Amendment, effective  as of November  19, 1993, to the
	    Company's  Deferred Share  Plan,  as  amended and restated as of
	    August 16, 1993. (This exhibit can be found as Exhibit 10(m) to
	    the Company's Annual Report on Form 10-K for the fiscal year ended
	    December  31, 1993 (File No. 0-14702) and is incorporated  herein
	    by reference.)
10(o)* __   The Company's  Cash Bonus Compensation Plan, adopted on
	    March  30, 1994.   (This exhibit can be found as Exhibit 10(n)
	    to the Company's Annual Report on Form  10-K for the  fiscal year
	    ended December 31, 1993 (File No. 0-14702) and is incorporated
	    herein by reference.)
10(p)* __   Indemnity Agreement, dated as  of February 27, 1986,
	    between the Company and  Michael  A.  Wiener. (This exhibit
	    can be found as Exhibit 10(f) to the Company's Registration
	    Statement on Form S-1  (Registration No. 33-5190) and is
	    incorporated herein by reference.)
10(q)* __   Indemnity Agreement, dated as of February 27, 1986, between
	    the Company and Gerald Carrus.  (This exhibit can be found
	    as Exhibit 10(g) to the Company's Registration Statement on
	    Form  S-1 (Registration No. 33-5190) and is incorporated
	    herein by reference.)
10(r)* __   Indemnity Agreement, dated as of February 7, 1986, between
	    the Company and Mel Karmazin.  (This exhibit can be found as
	    Exhibit 10(h) to the Company's Registration Statement on Form
	    S-1 (Registration No. 33-5190) and is incorporated herein by
	    reference.)
10(s)* __   Indemnity Agreement, dated as of June  22, 1987, between the
	    Company and Farid Suleman. (This exhibit can be found as Exhibit
	    10(j) to the Company's Registration Statement on Form  S-1
	    (Registration  No. 33-15285)  and is incorporated herein
	    by reference.)
10(t)* __   Indemnity Agreement, dated  as of  February 4, 1992, between
	    the Company and Steven A. Lerman. (This exhibit can be found as
	    Exhibit 10(l) to the Company's Registration Statement on
	    Forms S-1 and S-3 (Registration  No. 33-46118)  and is
	    incorporated   herein  by reference.)
10(u)* __   Indemnity Agreement, dated as of November 9, 1992, between
	    the Company and  Alan R. Batkin. (This exhibit can be found
	    as Exhibit 10(m) to the  Company's Report on Form 10-K for
	    the year ended  December 31,  1992 (File No. 0-14702) and
	    is incorporated herein by reference.)
10(v)* __   Indemnity Agreement, dated as of October 18, 1994, between
	    the Company and Jeffrey Sherman.
10(w)* __   Stock  Option  Agreement, dated   as  of   June 27, 1988,
	    between the Company, as successor to WCK, and  Mel	Karmazin.
	    (This exhibit can be found as  Exhibit (c)(2) to the Statement
	    on Schedule 13E-3 filed pursuant to Rule 13e-3 by WCK, the
	    Management Investors (Michael A. Wiener, Gerald Carrus and Mel
	    Karmazin) and the Company and is incorporated herein by reference.)
10(x)* __   Amendment Agreement, dated  as  of   August 2, 1988,  to
	    Stock Option Agreement dated as of June  27, 1988, between the
	    Company, as successor to WCK, and Mel Karmazin. (This exhibit
	    can be found as  Exhibit 9(c)(7) to  Amendment No. 3 to Schedule
	    14D-1 filed by the Company	as successor to  WCK and is
	    incorporated   herein  by reference.)

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K.


Exhibit
Number				   Description of Exhibit
_______ 			   ______________________

10(y)* __   Amendment No. 1 to Stock Option Agreement,  dated as of
	    October  14, 1988, between the Company and Mel Karmazin.
	    (This exhibit can be found as Exhibit 4(l) to the Company's
	    Annual Report on Form 10-K for the year ended December 25,
	    1988 (File No. 0-14702) and is incorporated herein by reference.)
10(z)* __   Agreement,  dated as of July 26, 1993,  between the Company
	    and Mel Karmazin, with respect to the exercise of certain
	    options granted pursuant to the Stock Option Agreement,
	    dated as of June 27, 1988, as amended, between the Company,
	    as successor  to WCK,  and	Mel  Karmazin. (This exhibit  can
	    be found as Exhibit 10(d) to the  Company's  Quarterly Report
	    on Form  10-Q for the quarter ended June 30, 1993  (File
	    No.  0-14702)  and is incorporated herein  by reference.)
10(aa) __   Warrant Certificate, dated September 30, 1991, certifying that
	    Mel Karmazin is the owner of warrants to purchase shares of
	    Class A Common Stock,  par	value $.002 per share, of the
	    Company.   (This  exhibit can  be found as Exhibit 10(p)  to
	    the  Company's Registration Statement on Forms S-1 and S-3
	    (Registration No. 33-46118) and is incorporated herein by
	    reference.)
10(bb) __   Amended and Restated Credit Agreement, Purchase and Release
	    Agreement,	dated  as  of February	3, 1994, among Unistar
	    Radio  Networks, Inc.  (formerly known  as Unistar Holdings, Inc.),
	    UCGI, Inc.	(formerly known as Unistar Communications Group, Inc.),
	    TMRG, Inc. (formerly known as The Market Research Group, Inc.),
	    The Chase Manhattan Bank (National Association), as lender and as
	    agent, the Company and Novastar, Inc.  (This exhibit can be found
	    as Exhibit 10(cc) to the Company's Annual Report on Form 10-K  for
	    the fiscal year ended December  31, 1993  (File No. 0-14702) and
	    is incorporated herein by reference.)
10(cc) __   Securities Purchase Agreement,  dated  as  of November 4, 1993,
	    between Westwood One, Inc. and Infinity Network Inc. (This exhibit
	    can be found as Exhibit 10(b) to the Company's  Quarterly Report
	    on Form 10-Q for the quarter ended September 30,  1993 (File No.
	    0-14702) and is incorporated herein  by reference.)
10(dd) __   Stock Purchase Agreement, dated  as of November 4, 1993,  among
	    UCGI,  Inc. (formerly known as Unistar Communications Group, Inc.),
	    Unistar Radio Networks, Inc., the Company and Westwood One,Inc. and
	    Infinity Network Inc. (This exhibit can be found as Exhibit 10(a)
	    to the Company's Report on Form 8-K filed on November 17, 1993
	    (File  No. 0-14702) and is incorporated herein by reference.)
10(ee) __   Management Agreement, dated  as of  February 3, 1994, between
	    Westwood One, Inc. and the Company.   (This  exhibit can be found
	    as Exhibit 10(ff) to the Company's Annual Report on Form 10-K
	    for the fiscal year ended  December  31, 1993 (File No. 0-14702)
	    and is incorporated herein by reference.)
21     __   Subsidiaries of the Company.
23     __   Consent of KPMG Peat Marwick  LLP, Independent Certified Public
	    Accountants.
27     __   Financial Data Schedule.


     (b)  Reports on Form 8-K

     No Reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report.

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K.


                            SIGNATURES


     Pursuant to the requirements  of Section 13 or 15(d)  of the Securities
Exchange Act  of 1934, the Registrant has  duly caused this  report to	be
signed on  its	behalf by  the	undersigned, thereunto duly authorized, on the
30th day of March, 1995.


		      INFINITY BROADCASTING CORPORATION

                              /s/  MICHAEL A. WIENER
	 BY. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                Michael A. Wiener
                             Co-Chairman of the Board
                            of Directors and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Michael A. Wiener                 March 30, 1995
. . . . . . . . . . . . . . . .    . . . . . . . . . . .
Michael A. Wiener			Date
Co-Chairman of the Board of
Directors and Secretary

/s/ Gerald Carrus		   March 30, 1995
. . . . . . . . . . . . . . . .    . . . . . . . . . . .
Gerald Carrus				Date
Chairman of the Board
of Directors and Treasurer

/s/ Mel Karmazin		   March 30, 1995
. . . . . . . . . . . . . . . .    . . . . . . . . . . .
Mel Karmazin                            Date
Director, President, and
Chief Executive Officer

/s/ Farid Suleman		   March 30, 1995
. . . . . . . . . . . . . . . .    . . . . . . . . . . .
Farid Suleman                           Date
Director, Vice President--Finance,
and Chief Financial Officer

/s/ James A. Stern		   March 30, 1995
. . . . . . . . . . . . . . . .    . . . . . . . . . . .
James A. Stern				Date
Director

/s/ James L. Singleton		   March 30, 1995
. . . . . . . . . . . . . . . .    . . . . . . . . . . .
James L. Singleton                      Date
Director

/s/ Steven A. Lerman		   March 30, 1995
. . . . . . . . . . . . . . . .    . . . . . . . . . . .
Steven A. Lerman			Date
Director

/s/ Alan R. Batkin		   March 30, 1995
. . . . . . . . . . . . . . . .    . . . . . . . . . . .
Alan R. Batkin                          Date
Director

/s/ Jeffrey Sherman		   March 30, 1995
. . . . . . . . . . . . . . . .    . . . . . . . . . . .
Jeffrey Sherman 			Date
Director

   _________________________________________
   * Mr. Suleman also performs the functions of Chief Accounting Officer


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULES
             COVERED BY INDEPENDENT AUDITORS' REPORT

			  (Item 14(a)1)

								    Page
								    ____

Independent Auditors' Report  . . . . . . . . . . . . . . .          F-1
Consolidated balance sheets as of December 31, 1993 and 1994	     F-2
Consolidated statements of operations for each of the years in
   the three-year period ended December 31, 1994  . . . . .	     F-3
Consolidated statements of changes in stockholders' equity
   (deficiency) for each of the years in the three-year
    period ended December 31,1994 . . . . . . . . . . . . .	     F-4
Consolidated statements of cash flows for each of the years in
    the three-year period ended December 31, 1994 . . . . .	     F-5
Notes to consolidated financial statements  . . . . . . . .	     F-6

Financial statement schedule for each of the years in the three-year period ended December 31, 1994

VIII Valuation and qualifying accounts. . . . . . . . . . .          F-15

     All other schedules have been omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes thereto.


                 INDEPENDENT AUDITORS' REPORT
                 ____________________________


The Board of Directors and Stockholders
Infinity Broadcasting Corporation:


We have audited the consolidated financial statements of Infinity Broadcasting Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity Broadcasting Corporation and subsidiaries as of December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                         KPMG PEAT MARWICK LLP



New York, New York
January 31, 1995


		  INFINITY BROADCASTING CORPORATION AND
			      SUBSIDIARIES

		       CONSOLIDATED BALANCE SHEETS





							 Dec 31,      Dec 31,
							 1993	       1994
							 -------      -------
						       (Dollars In Thousands)

ASSETS
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . .	  $   9,913    $  7,720
   Receivables (less allowance of $1,027 in
       1993 and $1,535 in 1994). . . . . . . . . . . .	     57,249	 76,549
   Prepaid expenses and other current assets . . . . .	      2,978	    536
							    -------    --------
	  Total Current Assets . . . . . . . . . . . .	     70,140	 84,805
Property and equipment at cost (net of accumulated	    -------    --------
   depreciation of $9,332 in 1993 and $10,729 in 1994)	     18,749	 22,288
   Intangible assets (net of accumulated amortization
       of $73,077 in 1993 and $120,950 in 1994). . . .	    277,047	441,187
Other assets . . . . . . . . . . . . . . . . . . . . .	     12,104	 13,873
							   --------    --------
							   $378,040    $562,153
							   ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Accounts payable and other accrued expenses . . . .	   $ 12,841    $ 16,035
   Accrued compensation. . . . . . . . . . . . . . . .	      3,236	  6,142
   Accrued interest. . . . . . . . . . . . . . . . . .	      7,776	  9,605
   Income taxes. . . . . . . . . . . . . . . . . . . .	      7,477	  7,927
   Other current liabilities . . . . . . . . . . . . .	      5,888	 16,219
   Current portion of long-term debt . . . . . . . . .	     22,312	      -
							    -------    --------
	  Total Current Liabilities. . . . . . . . . .	     59,530	 55,928
							    -------    --------
Long-term debt, less current portion . . . . . . . . .	    342,750	531,750
Commitments and contingencies. . . . . . . . . . . . .
Stockholders' equity (deficiency): . . . . . . . . . .
Preferred stock, $.01 par value: 1,000,000 shares
   authorized; none issued . . . . . . . . . . . . . .		  -	      -
Class A Common Stock, $.002 par value: 75,000,000
   shares authorized; 28,377,585 shares issued and
   outstanding in 1993 and 28,768,933 shares issued
   in 1994 . . . . . . . . . . . . . . . . . . . . . .           57          58
Class B Common Stock, $.002 par value: 17,500,000
   shares authorized; issued and outstanding
   3,990,621 shares in 1993 and 3,845,154 shares
   in 1994 . . . . . . . . . . . . . . . . . . . . . .            8           8
Class C Common Stock, $.002 par value: 30,000,000
   shares authorized; issued and outstanding 496,114
   shares in 1993 and 1994 . . . . . . . . . . . . . .            1           1
Additional paid-in capital . . . . . . . . . . . . . .      259,748     260,093
Retained earnings (deficit)  . . . . . . . . . . . . .     (284,054)   (250,841)
							   ---------  ---------
                                                            (24,240)      9,319
Less treasury stock at cost, 1,304,400 shares in 1994             -     (34,844)
                                                           ---------   --------
    Total stockholders' equity (deficiency). . . . . .      (24,240)    (25,525)
							   ---------   --------
							   $378,040    $562,153
							   =========   ========

       See accompanying Notes to Consolidated Financial Statements


	   INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

		  CONSOLIDATED STATEMENTS OF OPERATIONS





						 Years Ended December 31,
					_______________________________________
					   1992 	  1993		1994
					   ---- 	  ----		----
					   (Dollars and Shares In Thousands
					      Except Per Share Amounts)

Total revenues. . . . . . . . . . . . . .  $171,843	$234,240     $313,359
   Less agency commissions. . . . . . . .    21,613	  29,718       39,239
					   --------	--------     --------
      Net revenues. . . . . . . . . . . .   150,230	 204,522      274,120
                                           --------     --------     --------
Station operating expenses excluding
      depreciation and amortization . . .    81,707	 109,601      143,249
Depreciation and amortization . . . . . .    28,926	  38,853       46,606
Corporate general and administrative
      expenses. . . . . . . . . . . . . .     4,182	   4,836	5,633
					   --------	 -------      -------
					    114,815	 153,290      195,488
					   --------	 -------      -------
   Operating income . . . . . . . . . . .    35,415	  51,232       78,632
					   --------	 -------      -------

Other income (expense)
   Interest expense . . . . . . . . . . .   (39,390)	 (36,776)     (44,689)
   Interest income. . . . . . . . . . . .     1,152	     485	  160
   Other expense. . . . . . . . . . . . .    (6,503)	       -	    -
					   ---------	 -------      --------
Earnings (loss) before income taxes
   and extraordinary items. . . . . . . .    (9,326)	  14,941       34,103
Income taxes. . . . . . . . . . . . . . .	106	     606	  890
					   ---------	 -------      --------
Net earnings (loss) before extraordinary
   items. . . . . . . . . . . . . . . . .    (9,432)	  14,335       33,213
Extraordinary items . . . . . . . . . . .   (12,318)	       -	    -
					   ---------	 -------      -------
Net earnings (loss) . . . . . . . . . . .  $(21,750)	$ 14,335      $33,213
					   =========	 =======      =======

Earnings (loss) per common share:
   Before extraordinary items . . . . . . $   (0.30)   $    0.35    $	 0.74
   Extraordinary items. . . . . . . . . .     (0.39)	    0.00	 0.00
					   ---------   ---------    ---------
Net earnings (loss) per common share. . . $   (0.69)   $    0.35    $	 0.74
					   =========   =========    =========
Weighted average shares outstanding . . .    31,334	  41,370       44,759
					   =========   =========    =========


       See accompanying Notes to Consolidated Financial Statements

				    F-3


	   INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
	      Years Ended December 31, 1992, 1993 and 1994
			     (In Thousands)



				 Class A	Class B       Class C
			       Common Stock   Common Stock  Common Stock
			       ------------   ------------  ------------
			       Shares	Amt   Shares   Amt  Shares   Amt
			       ------	---   ------   ---  ------   ---
Balance at December 31, 1991     515   $ 2    4,010   $ 9   5,254    $11

Net loss			   -	 -	  -	-	-      -

Vesting of Deferred Shares	   -	 -	  -	-	-      -

Exercise of Class A Warrants	 108	 -	  -	-	-      -

Issuance of Common Stock      13,849	27	 34	-	-      -

Conversion of Class B
  Common Stock to Class A
  Common Stock			  34	 -	(34)	-	-      -
			       ------	---   ------   ---  ------   ---
Balance at December 31, 1992  14,506	29    4,010	9   5,254     11

Net earnings			   -	 -	  -	-	-      -

Exercise of Warrants	       1,680	 3	135	-      42      -

Issuance of Deferred Shares	   -	 -	596	1	-      -

Issuance of Class A Common
  Stock 		       6,642	13	  -	-	-      -

Conversion of Class B and
  Class C Common Stock to
  Class A Common Stock	       5,550	12     (750)   (2) (4,800)   (10)
			       ------	---   ------   ---  ------   ---
Balance at December 31, 1993  28,378	57    3,991	8     496      1

Net earnings			   -	 -	  -	-	-      -

Issuance of Class A Common
  Stock 			 245	 1	  -	-	-      -

Conversion of Class B
   Common Stock to Class A
   Common Stock 		 146	 -     (146)	-	-      -

Treasury Stock acquired 	   -	 -	  -	-	-      -
			       ------	---   ------   ---  ------   ---
Balance at December 31, 1994  28,769   $58    3,845   $ 8     496    $ 1
                               ======   ===   ======   ===  ======   ===

       See accompanying Notes to Consolidated Financial Statements


	   INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
	      Years Ended December 31, 1992, 1993 and 1994
			     (In Thousands)




				 Add'l     Retained   Treasury Stock
				Paid-in    Earnings   --------------
				Capital   (Deficit)   Shares	Amt	 Total
				-------   ---------   ------	---	 -----
Balance at December 31, 1991    $54,587   $(276,639)     -       -   $(222,030)

Net loss			      -     (21,750)	 -	 -     (21,750)

Vesting of Deferred Shares	  6,503 	  -	 -	 -	 6,503

Exercise of Class A Warrants	      - 	  -	 -	 -	     -

Issuance of Common Stock         98,516           -      -       -      98,543

Conversion of Class B
  Common Stock to Class A
  Common Stock			      - 	  -	 -	 -	    -
				-------   ---------   ------	---	 -----
Balance at December 31, 1992	159,606   (298,389)	 -	 -    (138,734)

Net earnings                          -     14,335       -       -      14,335

Exercise of Warrants		 10,080 	 -	 -	 -	10,083

Issuance of Deferred Shares	      - 	 -	 -	 -	     1

Issuance of Class A Common
  Stock 			 90,062 	 -	 -	 -	90,075

Conversion of Class B and
  Class C Common Stock to
  Class A Common Stock		      - 	 -	 -	 -	     -
				-------   ---------   ------	---	 -----
Balance at December 31, 1993	259,748   (284,054)	 -	 -     (24,240)

Net earnings			      -     33,213	 -	 -	33,213

Issuance of Class A Common
  Stock 			    345 	 -	 -	 -	   346

Conversion of Class B
   Common Stock to Class A
   Common Stock 		      - 	 -	 -	 -	     -

Treasury Stock acquired 	      - 	 -   1,304  (34,844)   (34,844)
				-------   ---------   ------	---	 -----
Balance at December 31, 1994   $260,093  $(250,841)  1,304 $(34,844)  $(25,525)
                                =======   =========   ======   ====      =====

       See accompanying Notes to Consolidated Financial Statements

				     F-4


	   INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

		  CONSOLIDATED STATEMENTS OF CASH FLOWS

						  Years Ended December 31,
						  ------------------------
						 1992	     1993	 1994
						 ----	     ----	 ----
						   (Dollars In Thousands)
Net cash flow from operating activities:
  Net earnings (loss)...................... $ (21,750)	 $ 14,335     $ 33,213
  Extraordinary items......................    12,318		-	     -
  Depreciation and amortization............    28,926	   38,853	46,606
  Amortization of deferred financing costs.	1,898	    1,330	 2,338
  Vesting of deferred shares...............	6,503		-	     -
					    ---------	 --------     --------
					       27,895	   54,518	82,157

Increase in receivables....................   (11,468)	  (14,867)     (19,300)
Decrease (increase) in other current assets	   97	     (897)	 2,442
Increase (decrease) in accounts payable
  and accrued expenses.....................     3,023       3,906        6,550
Increase (decrease) in accrued interest....    (3,399)	      821	 1,829
Other, net.................................	   (4)	     (700)	   266
					    ---------	 --------     --------
Net cash flow from operating activities        16,144      42,781       73,944
					    ---------	 --------     --------
Investing activities:
  Capital expenditures.....................	1,300	    1,901	 1,606
  Acquisitions:
    Property and equipment.................	1,000	    4,000	 5,920
    Intangibles............................    73,476     117,372      206,725
    Less liabilities.......................    (2,166)     (2,430)     (10,331)
					    ---------	 --------     --------
Net cash used for investing activities.....    73,610     120,843      203,920
					    ---------	 --------     --------
Cash provided (required) before
    financing activities...................   (57,466)	  (78,062)    (129,976)
					    =========	 ========     ========

Financing activities:
  Borrowings under debt agreements.........   421,000     126,000      230,000
  Reduction of debt........................  (446,513)   (141,563)     (63,312)
  Proceeds from issuance of stock..........    98,543	  100,159	   346
  Premium paid for bond buyback............    (4,902)          -            -
  Deferred financing costs.................   (12,550)          -       (5,607)
  Repurchase of Class A Common Stock.......	    -		-      (34,844)
  Other, net...............................	    -		-	 1,200
					    ---------	 --------     --------
Net cash provided by (used for)
  financing activities.....................    55,578	   84,596      127,783
Decrease (increase) in cash and
  cash equivalents.........................     1,888      (6,534)       2,193
					    ---------	 --------     --------
Total cash provided by (used for)
  financing activities..................... $  57,466	 $ 78,062    $ 129,976
                                            =========    ========    =========

       See accompanying Notes to Consolidated Financial Statements


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

    (b) Revenue Recognition

     Revenues are recognized when advertisements are aired.

    (c) Property and Equipment

     Depreciation is provided on a straight line basis for financial statement purposes. The estimated useful life for machinery and equipment is 3-10
years and 10 years for furniture and fixtures.	Leasehold improvements are
amortized over the terms of the leases.

    (d) Intangible Assets

     Intangible assets represent the excess of the cost of acquisitions over the values assigned to net tangible assets. In accordance with Accounting Principles Board Opinion No. 17, substantially all of these intangible assets are being amortized over periods of 3 to 40 years. The Company periodically evaluates the value of its intangible assets and if the costs of such assets are in excess of associated expected operating cash flows, the related assets are written down to fair value.

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


Note 2.  Public Stock Offerings

     On February 5, 1992, the Company and certain holders of warrants exercisable for shares of the Company's Class A Common Stock, through an initial public offering (the "Common Stock IPO") sold 13,788,826 shares of Class A Common Stock, resulting in net proceeds to the Company of approximately $98.5 million. As a result of the Company's Common Stock IPO, the Company in the First Quarter of 1992 recorded a non-recurring non-cash charge of approximately $6,503,000, resulting from the issuance in 1990 of approximately 836,107 deferred shares of the Company's Common Stock to management.

     On May 13, 1993, the Company and certain holders of warrants exercisable for shares of the Company's Class A Common Stock sold through a public offering 8,148,814 shares of Class A Common Stock, resulting in net proceeds to the Company of approximately $100 million.

     On August 9, 1993, the Company declared a three-for-two stock split in the form of a stock dividend payable on August 16, 1993 to shareholders of record at the close of business on August 9, 1993. Effective November 12, 1993, the Company declared another three-for-two stock split in the form of a stock dividend payable on November 19, 1993 to shareholders of record at the close of business on November 12, 1993. During 1993, in connection with these stock splits, the Company increased the number of authorized shares of its Class A Common Stock to 75,000,000, Class B Common Stock to 17,500,000 and Class C Common Stock to 30,000,000. The accompanying consolidated financial statements reflect the effect of the stock dividends.

     On December 7, 1993, certain merchant banking partnerships affiliated with Lehman Brothers Inc. and certain officers of the Company sold in a secondary offering 5,550,000 shares of Class A Common Stock.


Note 3. Acquisitions

     In April 1992, the Company acquired WFAN-AM, a radio station serving New York City, for approximately $70 million, plus costs.

     In February 1993, the Company acquired the assets of WZGC-FM (Atlanta), WZLX-FM (Boston) and WUSN-FM (Chicago) from Cook Inlet Radio Partners, L.P. and Cook Inlet Radio License Partnership, L.P. for a total purchase price of approximately $100 million, plus costs. In September 1993, the Company acquired WIP-AM, an all-sports radio station serving Philadelphia, from Spectacor Broadcasting, L.P. for approximately $17.4 million, plus costs.

     In February 1994, the Company acquired Los Angeles radio station KRTH-FM from Beasley FM Acquisitions Corp. for approximately $116 million, plus costs. In June 1994, the Company acquired Washington, D.C. radio stations WPGC-AM/FM from Cook Inlet Radio Partners, L.P. and Cook Inlet Radio License Partnership, L.P. for approximately $61 million, plus assumption of certain liabilities and costs. In June 1994, the Company acquired Detroit radio station WXYT-AM from Fritz Broadcasting, Inc. for approximately $23 million, plus costs.

     The above acquisitions have been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill.


     The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of 1993 and 1994, after giving effect to certain adjustments, including amortization of intangible assets and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.



						 Year Ended December 31,
						 -----------------------
						   1993 	   1994
						   ---- 	   ----
						       (Unaudited)
Net revenues. . . . . . . . . . . . . . . . . .   $252,748       $287,006
Net earnings. . . . . . . . . . . . . . . . . .      9,312	   32,778
Net earnings per common share . . . . . . . . .        .23	      .73

     On September 12, 1994, the Company entered into an agreement to acquire Dallas/Ft. Worth radio station KLUV-FM from TK Communications, Inc. for approximately $51 million. The purchase price will be funded by borrowings under the Credit Agreement. The acquisition is subject to FCC approval.

     On February 17, 1993, the Company entered into an agreement to manage the business and operations of Unistar Communications Group, Inc. ("UCG") and its subsidiaries. UCG is the parent of Unistar Radio Networks, Inc. ("Unistar"), the country's fourth-largest provider of radio network programming services. On February 3, 1994, the Company, Unistar and Westwood One, Inc. ("Westwood One") completed the purchase by Westwood One of the radio network business of Unistar for approximately $101.3 million. Westwood One is the nation's largest producer and distributor of nationally sponsored radio programs. In connection with the transaction, an affiliate of the Company received 5 million newly issued shares of common stock of Westwood One for $3 per share (which represents approximately 16.13% of the issued and outstanding capital stock of Westwood One) and an option to purchase an additional 3 million shares of Westwood One's common stock at a purchase price of $3 per share, subject to certain vesting requirements. In connection with the transactions, the Company's Chief Executive Officer and Chief Financial Officer became the Chief Executive Officer and Chief Financial Officer, respectively, of Westwood One pursuant to a Management Agreement between the Company and Westwood One. Under the management agreement, the Company will receive a base management fee plus a bonus based on achieving cash flow targets and additional warrants to acquire up to 1.5 million shares of Westwood One's Common Stock at a purchase price from $3 to $5 per share in the event that Westwood One's Common Stock trades above certain target price levels. In September 1994, pursuant to such provision, the Company received a warrant to purchase 500,000 shares of Westwood One's Common Stock at an exercise price of $3 per share.


Note 4.  Property and Equipment

     A summary of property and equipment, at cost, for the years ended December 31, 1993 and 1994 follows:

						       1993	     1994
						       ----	     ----
							  (In Thousands)
Machinery, equipment, and fixtures . . . . . . .    $19,882       $23,765
Land, buildings and improvements . . . . . . . .      8,199         9,252
						    -------	  -------
                                                    $28,081       $33,017
                                                    =======       =======

For the years ended December 31, 1992, 1993 and 1994 depreciation expense was $3,934,000, $4,791,000 and $3,983,000.


NOTE 5.  Long-Term Debt

     Long-term debt at December 31, 1993 and 1994 consists of the following:

							  1993	      1994
							  ----	      ----
							     (In Thousands)
Bank Borrowings(a). . . . . . . . . . . . . . . . .   $165,062      $331,750
10 3/8% Subordinated Debentures due 2002 (b). . . .    200,000       200,000
						      --------	    --------
						      $365,062	    $531,750
Less current portion. . . . . . . . . . . . . . . .    (22,312) 	   -
						      --------	    --------
						      $342,750	    $531,750
						      ========	    ========

 (a) On December 22, 1994, the Company and its subsidiaries amended and restated its existing Credit Agreement to provide for aggregate borrowings of up to $700 million, including an acquisition facility of $250 million. As of December 31, 1994, the Company had outstanding borrrowings of approximately $332 million and had additional borrowings available under the facility of approximately $368 million.

     Under the terms of a Security Agreement among the Company, its subsidiaries, and one of the banks acting as collateral agent, substantially all of the assets of the Company and its subsidiaries, as well as the stock of the Company's subsidiaries, are pledged to secure borrowings under the Credit Agreement.

     The Credit Agreement provides for quarterly principal payments beginning September 1998, and also permits voluntary prepayments in whole or in part at any time.

     Under the Credit Agreement, interest is payable quarterly, based on the
     (i) prime rate or (ii) London Interbank Offer Rate.


     In the normal course of business, the Company enters into a variety of interest rate protection agreements, options and swaps, in order to limit its exposure due to adverse fluctuations in interest rates. These instruments are executed with credit worthy financial institutions. As a matter of policy the Company does not engage in derivatives trading. Generally, payments and receipts associated with financial instruments used to manage interest rate risk are recognized along with the effects of associated transactions.

     As of December 31, 1994, the Company has entered into various interest rate protection agreements under which the Company's interest rate on $130 million of borrowings under the Credit Agreement is fixed at between 4.8% and 6% per annum, plus applicable margin.

 (b) At December 31, 1994, the fair value of the Company's 10 3/8% Senior Subordinated Notes was estimated to be $202,500,000 based on the quoted market prices for the same issue.

     The scheduled maturities of long-term debt for the next five years and after are as follows:

          Year Ending December                        Amount
                                                 (In Thousands)
          1995 . . . . . . . . . . . . . . . . . .$         0
	  1996 . . . . . . . . . . . . . . . . . .	    0
	  1997 . . . . . . . . . . . . . . . . . .	    0
	  1998 . . . . . . . . . . . . . . . . . .     37,500
	  1999 . . . . . . . . . . . . . . . . . .     45,000
	  After 1999 . . . . . . . . . . . . . . .    449,250
                                                      _______
                                                  $   531,750
                                                      =======

     For years ended 1992, 1993 and 1994, the Company paid cash for interest of $40,891,000, $34,625,000 and $40,522,000, respectively.


Note 6.  Employee and Other Post Retirement Benefit Plans

     The Company has a qualified 401(k) profit sharing plan covering substantially all of its non-union full-time employees. For the years ended December 31, 1992, 1993 and 1994, no contributions to this plan were made by the Company.

     The Company does not provide any post retirement health care and life insurance benefits to its employees and, accordingly, has no liabilities for such benefits.


Note 7.  Income Taxes

     The provision for income taxes for the years ended December 31, 1992, 1993 and 1994, consisting of current state and local taxes, was $106,000, $606,000 and $890,000, respectively. No federal income taxes were provided in 1992, 1993 and 1994 as a result of net losses incurred and available net loss carryforwards.


     At December 31, 1994, the Company had net operating loss carryforwards for federal income tax purposes which expire from 2005 to 2009 of approximately $70 million.

     As discussed in Note 1, the Company adopted FAS No. 109 as of January 1, 1993. There was no effect on the consolidated balance sheet as of December 31, 1993 of implementing FAS 109, nor was there any effect during 1994, as the value of the deferred tax asset resulting from the net operating loss carryforwards was offset by a valuation allowance of equal amount.

     For the years ended December 31, 1992, 1993 and 1994, the Company paid cash for income taxes of $714,000, $135,000 and $429,000, respectively.


Note 8.  Employee Stock Plans

     Employee Stock Option Plan. The Company's 1988 Employee Stock Option Plan as amended provides for a grant of options to purchase 4,664,350 shares of the Company's Class A Common Stock and 787,500 shares of Class B Common
Stock.	The options are exercisable in equal amounts generally over five years from the date of grant. At December 31, 1993 and 1994, options for 905,981 and 1,205,549 shares, respectively, of Class A Common Stock were exercisable.

     Employee Deferred Share Plan. The Deferred Share Plan permits the grant of up to 240,641 Class A Deferred Shares and 782,969 Class B Deferred Shares to executives or other key employees of the Company.

     The following is a table summarizing the changes during the years ended December 31, 1993 and 1994 in options and deferred shares outstanding:



						      Class A Common Stock
						      --------------------
						      Deferred	    Exercise
						     Shares and     Price Per
						       Options	      Share
						     ----------     ---------
Outstanding as of December 31, 1992................  1,651,500     $.001-7.78
Granted/Issued.....................................    963,750	   8.78-26.00
Canceled...........................................	     -		    -
Exercised..........................................   (173,900)     .133-8.78
						     ----------    ----------
      Total outstanding as of December 31,1993	     2,441,350
Granted/Issued.....................................  1,028,142	  21.25-28.50
Canceled...........................................	(6,750) 	 7.78
Exercised..........................................   (245,881)     .133-8.78
						     ----------    ----------
      Total outstanding as of December 31, 1994      3,216,861
						     ==========

     In addition, the Company issued 112,500 and 75,000 options to purchase shares of Class B Common Stock during 1993 and 1994, respectively.


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

     During 1988, the Company issued options with an exercise price of $.027 per share to an officer of the Company to purchase 2,107,998 shares of the Company's Class B Common Stock. During 1993 options to purchase 134,942 shares were exercised.

     The Company has reserved 32,439 shares of Class A Common Stock, 2,126,807 shares of Class B Common Stock and 8,935,526 shares of Class C Common Stock for issuance upon the exercise of certain warrants and options outstanding as of December 31, 1994.


Note 10. Related Party Transactions

     The Company leases office space from an affiliate which is owned 70% by certain stockholders. The lease expires on December 31, 1998 and provides for an annual rent of $145,380 subject to certain annual adjustments.

     As of December 31, 1994, the Company had accounts receivable from Westwood One amounting to approximately $4,005,000.

Note 11. Extraordinary Items

     During 1992, the Company called for the redemption of $98,000,000 of the 14.25% Subordinated Discount Debentures and also entered into a new credit agreement which replaced its prior bank credit agreement, resulting in an extraordinary loss of $12,318,000.


Note 12. Commitments and Contingencies

     The Company and its subsidiaries occupy certain office space and transmitting facilities under lease agreements expiring at various dates through 2008. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Most leases provide for escalation of rent based on increases in the Consumer Price Index and/or real estate taxes.


     The following is a summary of the future minimum rental commitments under existing leases:

          Year Ending December 31,               Amount
          ________________________               ______
                                            (In Thousands)
     1995 . . . . . . . . . . . . . . . . . .   $ 4,482
     1996 . . . . . . . . . . . . . . . . . .	  4,296
     1997 . . . . . . . . . . . . . . . . . .	  3,408
     1998 . . . . . . . . . . . . . . . . . .	  3,247
     1999 . . . . . . . . . . . . . . . . . .	  2,834
     After 1999 . . . . . . . . . . . . . . .	  7,439
						-------
						$25,706
						=======

     Rent expense applicable to such leases amounted to approximately $2,354,000, $3,079,000 and $3,876,000 for the years ended December 31, 1992,
1993 and 1994, respectively.

     At December 31, 1994, the Company is committed to the purchase of broadcast rights for various sports events and other programming including on-air talent, aggregating approximately $69.2 million. The aggregate payments related to these commitments during the next five years are as follows:

                                                 Amount
                                                 ______
                                             (In Thousands)
     1995 . . . . . . . . . . . . . . . . . .   $29,305
     1996 . . . . . . . . . . . . . . . . . .    13,407
     1997 . . . . . . . . . . . . . . . . . .    11,866
     1998 . . . . . . . . . . . . . . . . . .     8,547
     1999 . . . . . . . . . . . . . . . . . .     6,067
						-------
                                                $69,192
						=======

Note 13. Intangible and Other Assets

     Intangible assets at cost, as of December 31, 1993 and 1994, include:

						     1993	     1994
						     ----	     ----
							(In Thousands)
FCC Licenses. . . . . . . . . . . . . . . . . .   $106,858       $318,671
Goodwill. . . . . . . . . . . . . . . . . . . .    152,724	  152,724
Covenants not to compete. . . . . . . . . . . .     60,000	   60,000
Favorable leasehold interest. . . . . . . . . .     30,542	   30,742
						  --------	 --------
						  $350,124	 $562,137
						  ========	 ========

     For the years ended December 31, 1992, 1993 and 1994 amortization expense was $24,992,000, $34,062,000 and $42,623,000.

     Other assets include principally deferred financing costs and are amortized over the term of the financing.


Note 14.  Quarterly Financial Data (Unaudited)


			       First	 Second    Third    Fourth
			       Quarter	 Quarter   Quarter  Quarter   Year
			       -------	 -------   -------  -------   ----
				 (In Thousands Except Per Share Amounts)
1994
Net revenues. . . . . . . .   $48,183   $68,694   $74,641   $82,602   $274,120

Station operating expenses.    30,362	 33,501    37,469    41,917    143,249

Operating income. . . . . .	6,201	 22,344    23,533    26,554	78,632

Net earnings (loss) . . . .    (3,864)	 11,390    11,550    14,137	33,213

Net earnings (loss) per share	(0.09)	   0.25      0.26      0.32	  0.74

Dividends per share . . . .	    -	      - 	-	  -	     -

1993
Net revenues. . . . . . . .   $35,165	$53,036   $55,156   $61,165   $204,522

Station operating expenses.    22,797	 26,029    28,645    32,130    109,601

Operating income. . . . . .	3,026	 15,245    15,078    17,883	51,232

Net earnings (loss) . . . .    (6,430)	  5,684     5,994     9,087	14,335

Net earnings (loss) per share	(0.20)	   0.14      0.13      0.20	  0.35

Dividends per share . . . .	    -	      - 	-	  -	     -

1992
Net revenues. . . . . . . .   $23,372	$40,250   $41,702   $44,906   $150,230

Station operating expenses.    15,639	 19,524    21,893    24,651	81,707

Operating income. . . . . .	1,693	 11,661    10,539    11,522	35,415

Net earnings (loss) . . . .   (22,826)(a) 1,179    (2,557)(a) 2,454    (21,750)

Net earnings (loss) per share   (0.74)(a)  0.03     (0.07)(a)  0.07      (0.69)

Dividends per share . . . .	    -	      - 	-	  -	     -


__________________________

(a) Amount includes extraordinary loss related to repayment of debt of $8,277,000 in the first quarter of 1992 and $4,041,000 in the third quarter of 1992.

				     F-14

                               SCHEDULE VIII

            INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                     Valuation and Qualifying Accounts

               Years Ended December 31, 1992, 1993, and 1994





   Column A           Column B            Column C        Column D    Column E
__________________ ____________ ___________ ___________ ___________ ___________
                    Balance at   Charged to Charged to               Balance at
                    Beginning    Costs and    Other                    End of
   Description      of Period    Expenses    Accounts   Deductions     Period
__________________ ____________ ___________ ___________ ___________ ___________
                                         (In Thousands)

1992
   Allowance for
   Doubtful
   Accounts . . .    $  892       $  556    $  -          $566         $  882

1993
   Allowance for
   Doubtful
   Accounts . . .    $  882       $  852    $  -          $707         $1,027

1994
   Allowance for
   Doubtful
   Accounts . . .    $1,027       $1,441    $  -          $933         $1,535

                                     F-15