Form 10-Q
period 1995-03-31
INFINITY BROADCASTING CORP
filed 1995-05-12
CIK 792863

		SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.	20549


			     FORM 10-Q


	    Quarterly Report Under Section 13 or 15(d)
	      of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1995	 Commission file number 0-14702


		Infinity Broadcasting Corporation
      (Exact name of registrant as specified in its charter)

      Delaware						 13-2766282
(State of incorporation)			      (I.R.S. Employer
						    Identification No.)


			600 Madison Avenue
		     New York, New York  10022
	     (Address of principal executive offices)


			    (212)750-6400
	  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		       Yes   X			No
			    ___ 		    ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,544,059 shares of Class A Common Stock, 3,700,028 shares of Class B Common Stock and 496,114 shares of Class C Common Stock as of May 4, 1995.




		 INFINITY BROADCASTING CORPORATION

			       INDEX

								  Page No.
								  ________
Part I.     Financial Information

  Item 1.   Financial Statements

		   Consolidated Balance Sheets . . . . . .	    1

		   Consolidated Statements of Operations .	    3

		   Consolidated Statements of Stockholders'
		   Equity. . . . . . . . . . . . . . . . .	    4

		   Consolidated Statements of
		   Cash Flows. . . . . . . . . . . . . . .	    5

		   Notes to Consolidated Financial
		   Statements. . . . . . . . . . . . . . .	    6

  Item 2.   Management's Discussion and Analysis of Financial
	    Condition and Results of Operations. . . . . .	    7

Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . .	    9




	INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
______	  ____________________


		    CONSOLIDATED BALANCE SHEETS
		      (Dollars in thousands)

						 March 31,	     Dec. 31,
						   1995 	       1994
						__________	     ________
						(Unaudited)
ASSETS
Current assets:

   Cash and cash equivalents			   $  9,622	      $  7,720
   Receivables, net				     60,879		76,549
   Prepaid expenses and other current assets	      1,051		   536
						   ________	      ________
      Total Current Assets			     71,552		84,805

Property and equipment, net			     21,533		22,288

Intangible assets, net				    430,727	       441,187

Other assets					     13,931		13,873
						   ________	      ________
						   $537,743	      $562,153

See accompanying Notes to Consolidated Financial Statements

				       1

	     INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

		   CONSOLIDATED BALANCE SHEETS, CONTINUED
			   (Dollars in thousands)
						  March 31,	     Dec. 31,
						     1995	       1994
						 ___________	    _________
						 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
   Accounts payable and other accrued expenses	    $  13,367	     $16,035
   Accrued compensation 				5,053	       6,142
   Accrued interest					4,713	       9,605
   Income taxes 					7,594	       7,927
   Other current liabilities			       15,632	      16,219
   Current portion of long-term debt			  --		 --
						    _________	     _______
      Total Current Liabilities 		       46,359	      55,928
						    _________	     _______
Long-term debt					      519,750	     531,750

Stockholders' equity (deficiency):
   Preferred stock, $0.01 par value:
      1,000,000 shares authorized, none issued		 --		--

   Class A Common Stock, $.002 par value:
      75,000,000 shares authorized; 28,768,933
      shares issued in 1994 and 29,014,759
      shares in 1995					   58		  58

   Class B Common Stock, $.002 par value:
      17,500,000 shares authorized; issued
      and outstanding 3,845,541 shares in
      1994 and 3,700,028 shares in 1995 		    8		   8

   Class C Common Stock, $.002 par value:
      30,000,000 shares authorized; issued
      and outstanding 496,114 shares in
      1994 and 1995					    1		   1

Additional paid-in capital			      260,410	     260,093

Retained earnings (deficit)			     (250,336)	    (250,841)
						    _________	     _______
						       10,141	       9,319

Less treasury stock at cost, 1,304,400 shares
      in 1994 and 1,404,400 shares in 1995	      (38,507)	     (34,844)
						    _________	     _______

Total stockholders' equity (deficiency)               (28,366)       (25,525)
						    _________	     _______
						     $537,743	    $562,153


See accompanying Notes to Consolidated Financial Statements

				       2

	INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

	 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	  (Dollars in thousands except per share amounts)
						    Three Months Ended

						 March 31,	    March 31,
						     1995		1994
						 _________	    _________
Total revenues                                   $  72,031          $  54,955
   Less agency commissions			     9,704		6,772
						 _________	    _________
      Net revenues				    62,327	       48,183

Station operating expenses excluding
   depreciation and amortization		    37,326	       30,362
Depreciation and amortization			    11,572	       10,503
Corporate general and administrative expenses	     1,244		1,117
						 _________	    _________
Operating income				    12,185		6,201

Other income (expense)
   Interest expense				   (11,679)	      (10,103)
   Interest income				       101		   40
						 _________	    _________
Earnings (loss) before income taxes		       607	       (3,862)

Income taxes					       102		    2
						 _________	    _________
Net earnings (loss)				 $     505	       (3,864)
						 =========	    =========

Net earnings (loss) per share			 $     .01	    $	 (.09)
						 _________	    _________
Average shares and equivalents			44,829,750	   43,959,684
						 =========	    =========


See accompanying Notes to Consolidated Financial Statements

				       3

	      INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

	 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
				(In thousands)


		      Class A	    Class B	  Class C
		    Common Stock  Common Stock	Common Stock	Add'l   Retained    Treasury Stock
		    ____________  ____________	____________   Paid-in	Earnings    ______________
		    Shares   Amt  Shares   Amt	Shares	 Amt   Capital	(Deficit)   Shares	Amt	  Total
		    ______   ___  ______   ___	______	 ___   _______	_________   ______	___	  _____
Balance at
  Dec. 31, 1994     28,769   $58   3,845   $ 8	   496	 $ 1   $260,093 $(250,841)   1,304  $(34,844)  $(25,525)

Net earnings for the
  three months ended
  March 31, 1995       --     --     --     --	    --	  --	   --	      505      --	 --	    505

Issuance of Class A
  Common Stock	       101    --     --     --	    --	  --	    317       --       --	 --	    317

Conversion of Class B
  Common Stock to
  Class A Common Stock 145    --    (145)   --	    --	  --	   --	      --       --	 --	    --

Treasury Stock
  acquired             --     --     --     --      --    --       --         --       100    (3,663)    (3,663)
                   ______    ___   _____   ___     ___   ___   ________ __________   _____   ________  _________
Balance at March
  31, 1995
  (Unaudited)      29,015    $58   3,700   $ 8     496   $ 1   $260,410 $(250,336)   1,404  $(38,507)  $(28,366)
                   ______    ___   _____   ___     ___   ___   ________ __________   _____   ________  _________



	 See accompanying Notes to Consolidated Financial Statements

                                       4

              INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In Thousands)
                                                     March 31,     March 31,
                                                        1995          1994
                                                    __________    ___________

Net cash flow from (used in) operating activities:
   Net earnings (loss)                              $     505     $   (3,864)
   Depreciation and amortization                       11,572         10,503
   Amortization of deferred financing costs               507            413
                                                    __________    ___________
                                                       12,584          7,052

   Decrease in receivables                             15,670          8,278
   (Increase) decrease in other current assets           (515)           963
   Increase (decrease) in accounts payable
      and accrued expenses                             (4,677)         3,094

   Decrease in accrued interest                        (4,892)        (3,401)

   Other, net                                              36             17
                                                    __________    ___________

Net cash flow from operating activities                18,206         16,003
                                                    __________    ___________
Investing Activities:
   Capital expenditures                                   358            298
   Acquisitions:
      Intangibles                                         --         116,451
      Property and Equipment                              --           2,000
                                                    __________    ___________
Net cash used for investing activities                    358        118,749
                                                    __________    ___________

Cash provided (required) before financing
       activities                                      17,848       (102,746)
                                                    __________    ___________
Financing Activities:
   Borrowings under debt agreements                       --         119,000
   Reduction of debt                                  (12,000)       (20,437)
   Proceeds from issuance of stocks                       317             53
   Financing costs                                       (600)           --
   Repurchase of Class A Common Stock                  (3,663)           --
                                                    __________    ___________

      Net financing activities                        (15,946)        98,616
      (Increase) decrease in cash
      and cash equivalents                             (1,902)         4,130
                                                    __________    ___________

      Total financing activities                    $ (17,848)     $ 102,746
                                                    __________    ___________


	     See accompanying Notes to Consolidated Financial Statements

                                       5

        INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

   In the opinion of management the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

   Interim periods are not necessarily indicative of results to be expected for the year. It is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the notes thereto of the Company for the year ended December 31, 1994.

   The consolidated financial statements include the accounts of the Company and its subsidiaries, which are all wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

   Earnings per common share are based on the weighted average number of common shares and common equivalent shares outstanding during the period.

   On April 27, 1995, the Company announced a three-for-two stock split in the form of a stock dividend payable on May 19, 1995 to shareholders of record at the close of business on May 12, 1995. The accompanying financial statements do not reflect the effect of the stock dividend.


2.  Acquisitions

   In February 1994, the Company acquired Los Angeles radio station KRTH-FM from Beasley FM Acquisition Corp. for approximately $116 million, plus costs.

   In June 1994, the Company acquired Washington, D.C. radio stations WPGC-AM/FM from Cook Inlet Radio Partners, L.P. and Cook Inlet Radio License Partnership, L.P. for approximately $61 million, plus assumption of certain liabilities and costs.

   In June 1994, the Company acquired Detroit radio station WXYT-AM from Fritz Broadcasting, Inc. for approximately $23 million, plus costs.

   The purchase price of the above acquisitions were funded by borrowings under the Company's bank credit agreement (the "Credit Agreement").

   The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of 1995 and 1994, after giving effect to certain adjustments,

including amortization of intangible assets and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.



                                             Three Months Ended March 31,

                                            1995                       1994
                                            ____                       ____
                                                      (Unaudited)
Net revenues                              $  62,327                $  54,778

Net earnings (loss)                             505                   (5,335)

Net earnings (loss) per common share            .01                    (0.12)


   On April 21, 1995, the Company acquired Dallas/Ft. Worth radio station KLUV-FM from TK Communications, Inc. for approximately $51 million, plus costs.


ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
FIRST QUARTER OF 1995 COMPARED TO FIRST QUARTER OF 1994

   Net revenues for the first quarter of 1995 were $62,327,000 as compared to $48,183,000 for the first quarter of 1994, an increase of approximately $14,144,000 or 23%. The increase was due principally to higher advertising revenues at most of the Company's stations, and the acquisitions of WXYT- AM (Detroit) effective June 28, 1994, WPGC-AM/FM (Washington, D.C.) effective June 20, 1994 and KRTH-FM (Los Angeles) effective February 15, 1994. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1994, net revenues for the first quarter of 1995 would have increased by approximately 14%.

   Station operating expenses excluding depreciation and amortization for the first quarter of 1995 were $37,326,000 as compared to $30,362,000 for the first quarter of 1994, an increase of approximately $6,964,000 or 19%. The increase was principally due to the acquisitions of WXYT-AM, WPGC-AM/FM, and KRTH-FM, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1994, station operating expenses for the first quarter of 1995 would have increased by approximately 10%.


   Depreciation and amortization expense for the first quarter of 1995 was $11,572,000 as compared to $10,503,000 for the first quarter of 1994, an increase of approximately $1,069,000 or 9%. The increase was due to the depreciation and amortization expense associated with the above acquisitions, partially offset by lower depreciation and amortization expense at the Company's other radio stations.

   Operating income for the first quarter of 1995 was $12,185,000 as compared to $6,201,000 for the first quarter of 1994, an increase of approximately 49%. The increase was due principally to improved results at the Company's radio stations.

   Net financing expense (defined as interest expense less interest income) for the first quarter of 1995 was $11,578,000 as compared to $10,063,000 for the first quarter of 1994, an increase of approximately 13%. The increase was due principally to additional borrowings in connection with the above acquisitions as well as higher interest rates during 1995.

   Net income for the first quarter of 1995 was $505,000 as compared to a net loss of $3,864,000 for the first quarter of 1994, an improvement of approximately $4,369,000.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

   For the first quarter of 1995, cash from operating activities was approximately $18,206,000, as compared to $16,003,000 for the first quarter of 1994, an increase of approximately $2,203,000. The increase was principally due to improved earnings in 1995 as well as lower working capital requirements.

   During the three months ended March 31, 1995, the Company paid down approximately $12 million of long-term debt and purchased 100,000 shares of its Class A Common Stock at a cost of approximately $3.7 million.

   As of March 31, 1995, the Company had undrawn borrowing capacity of approximately $380 million under the Credit Agreement.

   On April 21, 1995, the Company completed acquisition of Dallas/Ft. Worth radio station KLUV-FM for approximately $51 million, plus costs. The purchase price was funded by borrowings under the Credit Agreement.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number				Description of Exhibit

 2(a) Purchase Agreement, dated as of June 16, 1993, among Beasley FM Acquisition Corp., Infinity Broadcasting Corporation of California and the Company. (This exhibit can be found as Exhibit 2(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)
 2(b) Asset Purchase Agreement, dated as of October 4, 1993, between Cook Inlet Radio Partners, L.P. and Cook Inlet Radio License Partnership, L.P. and Infinity Broadcasting Corporation of Maryland and the Company. (This exhibit can be found as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)
 2(c) Asset Purchase Agreement, dated as of March 8, 1994, by and between Fritz Broadcasting, Inc., Infinity Broadcasting Corporation of Detroit and the Company. (This exhibit can be found as Exhibit 2(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.)
 2(d) Asset Purchase Agreement, dated as of September 12, 1994, by and between TK Communications, Inc. and Infinity Broadcasting Corporation of Dallas. (This exhibit can be found as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-14702) and is incorporated herein by reference.)
10(a)* Seventh Amendment, effective as of May 19, 1995, to the Employment Agreement, dated September 10, 1990, between the Company and Mel Karmazin.


(b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995.









*  Denotes management contract or compensatory plan or
arrangement required to be filed     as an exhibit pursuant to
item 6(a) of Form 10-Q.

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



Dated:  May 11, 1995
