Form 10-Q
period 1995-06-30
INFINITY BROADCASTING CORP
filed 1995-08-14
CIK 792863

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1995     Commission file number 0-14702


                         Infinity Broadcasting Corporation
              (Exact name of registrant as specified in its charter)



      Delaware                                                     13-2766282
(State of incorporation)                                     (I.R.S. Employer
                                                          Identification No.)

                               600 Madison Avenue
                              New York, NY  10022
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

          Yes   X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,018,407 shares of Class A Common Stock, 5,550,031 shares of Class B Common Stock and 744,171 shares of Class C Common Stock as of August 8, 1995.

                         INFINITY BROADCASTING CORPORATION

                                       INDEX



                                                                      Page No.
                                                                      ________

Part I.        Financial Information

  Item 1.      Financial Statements

               Condensed Consolidated Balance Sheets. . . . . . . . . .   1

               Condensed Consolidated Statements of Operations. . . . .   3

               Condensed Consolidated Statements of Stockholders'
               Equity . . . . . . . . . . . . . . . . . . . . . . . . .   4

               Condensed Consolidated Statements of Cash Flows. . . . .   5

               Notes to Condensed Consolidated Financial
               Statements . . . . . . . . . . . . . . . . . . . . . . .   6

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . .   7

Part II.  Other Information

  Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . .  10

                INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES



ITEM 1.   FINANCIAL STATEMENTS
_______   ____________________

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)


                                                  June 30,       Dec. 31,
                                                    1995          1994
                                                 ___________     ________
                                                 (Unaudited)

ASSETS


Current assets:
  Cash and cash equivalents                       $  10,456      $   7,720
  Receivables, net                                   77,198         76,549
  Prepaid expenses and other current assets           3,295            536
                                                  _________      _________

    Total Current Assets                             90,949         84,805

Property and equipment, net                          21,433         22,288

Intangible assets, net                              472,268        441,187

Other assets                                         13,342         13,873
                                                  _________      _________

                                                  $ 597,992      $ 562,153
                                                  =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements

                INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                              (Dollars in thousands)

                                                    June 30,       Dec. 31,
                                                      1995          1994
                                                   ___________     ________
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and other accrued expenses     $   17,785       $   16,035
  Accrued compensation                                 5,583            6,142
  Accrued interest                                     9,556            9,605
  Income taxes                                         5,430            7,927
  Other current liabilities                           18,030           16,219
  Current portion of long-term debt                       --               --
                                                  ----------       ----------

          Total Current Liabilities                   56,384           55,928
                                                  ----------       ----------
Long-term debt                                       562,000          531,750
                                                  ----------       ----------

Stockholders' equity (deficiency):
  Preferred stock, $0.01 par value:
     1,000,000 shares authorized, none issued            --               --

  Class A Common Stock, $.002 par value:
     75,000,000 shares authorized; 43,153,400 shares
     issued in 1994 and 43,549,202 shares issued
     in 1995.                                             87               86

  Class B Common Stock, $.002 par value:
     17,500,000 shares authorized; issued and
     outstanding 5,767,731 shares in 1994 and
     5,550,031 shares in 1995.                            11               12

  Class C Common Stock, $.002 par value:
     30,000,000 shares authorized; issued and
     outstanding 744,171 shares in 1994 and 1995.          1                1

Additional paid-in capital                           260,592          260,061

Retained earnings (deficit)                         (233,141)        (250,841)
                                                  ----------       ----------
                                                      27,550            9,319

Less treasury stock at cost, 1,956,600 shares
     in 1994 and 2,430,045 shares in 1995            (47,942)         (34,844)
                                                  ----------       ----------

Total stockholders' equity (deficiency)              (20,392)         (25,525)
                                                  ----------       ----------
                                                  $  597,992       $  562,153
                                                  ==========       ==========


See accompanying Notes to Condensed Consolidated Financial Statements


                INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands except per share amounts)


                                Three Months Ended           Six Months Ended

                              June 30,       June 30,       June 30,   June 30,

                                1995           1994           1995       1994
                           -----------    -----------    ----------- ----------

Total revenues             $    97,131    $    79,081    $   169,162 $  134,036

  Less agency commissions       12,567         10,387         22,271     17,159
                           -----------    -----------    ----------- ----------
    Net revenues                84,564         68,694        146,891    116,877

Station operating expenses
excluding depreciation
  and amortization              40,790         33,501         78,116     63,863

Depreciation and amortization   12,428         11,547         24,000     22,050

Corporate general and
  administrative expenses        1,423          1,302          2,667      2,419
                           -----------    -----------    ----------- ----------
Total operating expenses        54,641         46,350        104,783     88,332
                           -----------    -----------    ----------- ----------
Operating income                29,923         22,344         42,108     28,545
                           -----------    -----------    ----------- ----------

Other income (expense)

  Interest expense            (12,204)       (10,803)       (23,883)    (20,906)

  Interest income                  60             49            161          89
                           -----------    -----------    ----------- ----------

Earnings before income taxes   17,779         11,590         18,386       7,728

Income taxes                      584            200            686         202
                           -----------    -----------    ----------- ----------

Net income                 $   17,195     $   11,390     $   17,700  $    7,526
                           ===========    ===========    =========== ==========
Net income per share       $      .26     $      .17     $      .26  $      .11
                           -----------    -----------    ----------- ----------
Average shares and
 equivalents outstanding   67,305,471     68,428,682     67,275,048  67,184,105
                           ==========     ==========     ==========  ==========

See accompanying Notes to Condensed Consolidated Financial Statements




               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (In thousands)


                        Class A             Class B            Class C
                      Common Stock        Common Stock       Common Stock
                      ------------        ------------       ------------
                      Shares   Amt        Shares   Amt       Shares   Amt
                      ------   ---        ------   ---       ------   ---
Balance at
  Dec. 31, 1994       43,153  $ 86       5,768    $ 12         744   $  1

Net income for the
  three months ended
  March 31, 1995

Issuance of Class
   A Common Stock        151

Conversion of Class
  B Common Stock to
  Class A Common
  Stock                  218     1        (218)     (1)

Treasury Stock
acquired
                      ------   ---       -------   ---       ------   ---

Balance at March 31,
  1995 (Unaudited)    43,522    87       5,550      11         744      1

Net income for
  the three months
  ended June 30,
  1995

Issuance of Class
  A Common Stock          27

Treasury Stock
  acquired
                      ------   ---       -------   ---       ------   ---

Balance at June 30,
  1995 (Unaudited)    43,549  $ 87       5,550    $ 11         744   $  1
                      ======   ===       =======   ===       ======   ===


                        Add'l     Retained      Treasury Stock
                      Paid-in     Earnings      --------------
                      Capital     (Deficit)     Shares     Amt       Total
                      -------     ---------     ------     ---       -----
Balance at
  Dec. 31, 1994       $260,061   $(250,841)     1,957   $(34,844)   $(25,525)

Net income for the
  three months ended
  March 31, 1995                       505                               505

Issuance of Class
   A Common Stock          317                                           317

Conversion of Class
  B Common Stock to
  Class A Common
  Stock

Treasury Stock
acquired                                          150     (3,663)     (3,663)
                      --------   ----------     ------  ---------    --------
Balance at March 31,
  1995 (Unaudited)     260,378    (250,336)     2,107    (38,507)    (28,366)

Net income for
  the three months
  ended June 30,
  1995                              17,195                            17,195

Issuance of Class
  A Common Stock           214                                           214

Treasury Stock
  acquired                                        323     (9,435)     (9,435)
                      --------   ----------     ------  ---------    --------
Balance at June 30,
  1995 (Unaudited)    $260,592   $(233,141)     2,430   $(47,942)   $(20,392)
                      ========   ==========     ======  =========    ========


      See accompanying Notes to Condensed Consolidated Financial Statements



               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (In thousands)

                                                      June 30,        June 30,
                                                        1995            1994

Net cash flow from (used in) operating activities:

  Net income                                          $ 17,700       $  7,526
  Depreciation and amortization                         24,000         22,050
  Amortization of deferred financing costs               1,119            825
                                                      --------       --------
                                                        42,819         30,401

  Increase in receivables                                 (649)        (5,347)
  Decrease (increase) in other current assets           (2,759)           709
  Increase (decrease) in accounts payable
    and accrued expenses                                (1,306)         4,358
  Increase (decrease) in accrued interest                  (49)         2,480
  Other, net                                                12             16
                                                      --------       --------
Net cash flow from operating activities                 38,068         32,617
                                                      --------       --------

Investing Activities:
  Capital expenditures                                   1,189            674
  Acquisitions:
     Intangibles                                        52,837        206,725
     Property and Equipment                                200          5,920
     Less liabilities                                   (1,811)       (10,960)
                                                      --------       --------
Net cash used for investing activities                  52,415        202,359

Cash required before financing activities              (14,347)      (169,742)
                                                      ========       ========

Financing Activities:
  Borrowings under debt agreements                      50,000        213,000
  Reduction of debt                                    (19,750)       (33,875)
  Proceeds from issuance of stocks                         531             54
  Financing costs                                         (600)        (1,707)
  Repurchase of Class A Common Stock                   (13,098)       (12,198)
  Other, Net                                                --          1,200
                                                      --------       --------
     Net financing activities                           17,083        166,474
     Decrease (increase) in cash and cash
       equivalents                                      (2,736)         3,268
                                                      --------       --------
     Total financing activities                      $  14,347      $ 169,742
                                                      ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements


               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation
    ---------------------

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

   The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, which are all wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

   Earnings per common share are based on the weighted average number of common shares and common equivalent shares outstanding during the period.

   Effective May 12, 1995, the Company declared a three-for-two stock split in the form of a stock dividend payable on May 19, 1995 to shareholders of record at the close of business on May 12, 1995. The accompanying financial statements reflect the effect of the stock dividend.


2.  Acquisitions
    ------------

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

   In April 1995, the Company acquired Dallas/Ft. Worth radio station KLUV-FM from TK Communications, Inc. for approximately $51 million, plus costs.

   The purchase price of the above acquisitions was funded by borrowings under the Company's bank credit agreement (the "Credit Agreement").

   The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of 1995 and 1994, after giving effect to certain adjustments, including amortization of intangible assets and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.


                                                  Six Months Ended June 30,

                                                      1995          1994
                                                  -----------     ----------
                                                          (Unaudited)
Net revenues.........................             $   148,833     $  131,860

Net earnings.........................                  16,563          3,827

Net earnings per common share........                     .25            .06


   On February 3, 1994, the Company, Unistar Communications Group, Inc.
("Unistar") and Westwood One, Inc.   ("Westwood One") completed the purchase by
Westwood One of the radio network business of Unistar for approximately $101.3 million. Westwood One is the nation's largest producer and distributor of nationally sponsored radio programs. In connection with the transaction, an affiliate of the Company received 5 million newly issued shares of common stock of Westwood One for $3 per share (which represents approximately 15.84% of the issued and outstanding capital stock of Westwood One) and an option to purchase an additional 3 million shares of Westwood One's common stock at a purchase
price of $3 per share, subject to certain vesting requirements.   In connection
with the transactions, the Company's Chief Executive Officer and Chief Financial Officer became the Chief Executive Officer and Chief Financial Officer , respectively, of Westwood One pursuant to a management agreement
between the Company and Westwood One.   Under the management agreement, the
Company will receive a base management fee plus a bonus based on achieving cash flow targets and additional warrants to acquire up to 1.5 million shares of Westwood One's Common Stock at a purchase price from $3 to $5 per share in the event that Westwood One's Common Stock trades above certain target price levels. In September 1994, pursuant to such provision, the Company received a warrant to purchase 500,000 shares of Westwood One's Common Stock at an exercise price of $3 per share.

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

RESULTS OF OPERATIONS
---------------------
SECOND QUARTER OF 1995 COMPARED TO SECOND QUARTER OF 1994
---------------------------------------------------------

   Net revenues for the second quarter of 1995 were $84,564,000 as compared to $68,694,000 for the second quarter of 1994, an increase of approximately $15,870,000 or 23%. The increase was due principally to higher advertising revenues at most of the Company's stations, and the acquisitions of radio stations KRTH-FM (Los Angeles) effective February 15, 1994, WPGC-AM/FM (Washington, D.C.) effective June 17, 1994, WXYT-AM (Detroit) effective June 27, 1994 and KLUV-FM (Dallas/Ft. Worth) effective April 21, 1995. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1994, net revenues for the second quarter of 1995 would have increased by approximately 12%.

   Station operating expenses excluding depreciation and amortization for the second quarter of 1995 were $40,790,000 as compared to $33,501,000 for the second quarter of 1994, an increase of approximately $7,289,000 or 22%. The increase was principally due to the above acquisitions, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1994, station operating expenses for the second quarter of 1995 would have increased by approximately 10%.

   Depreciation and amortization expense for the second quarter of 1995 was $12,428,000 as compared to $11,547,000 for the second quarter of 1994, an increase of approximately $881,000 or 8%. The increase was principally due to the depreciation and amortization expense associated with the above acquisitions.

   Operating income for the second quarter of 1995 was $29,923,000 as compared to $22,344,000 for the second quarter of 1994, an increase of approximately $7,579,000 or 34%. The increase was due principally to improved results at the Company's radio stations.

   Net financing expense (defined as interest expense less interest income) for the second quarter of 1995 was $12,144,000 as compared to $10,754,000 for the second quarter of 1994, an increase of approximately $1,390,000 or 13%. The increase was due principally to additional borrowings in connection with the above acquisitions.

   Net income for the second quarter of 1995 was $17,195,000 as compared to $11,390,000 for the second quarter of 1994, an increase of approximately $5,805,000 or 51%.


SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE FIRST SIX MONTHS OF 1994
--------------------------------------------------------------------------

   Net revenues for the six months ended June 30, 1995 were $146,891,000 as compared to $116,877,000 for the first six months of 1994, an increase of approximately 26%. The increase was due principally to higher advertising revenues at most of the Company's stations, and the acquisitions of the radio stations KRTH-FM (Los Angeles), WPGC-AM/FM (Washington, D.C.), WXYT-AM (Detroit), and KLUV-FM (Dallas/Ft. Worth). On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1994, net revenues for the first six months of 1995 would have increased by approximately 13%.

   Station operating expenses excluding depreciation and amortization for the six months ended June 30, 1995 were $78,116,000 as compared to $63,863,000 for the first six months of 1994, an increase of approximately 22%. The increase was principally due to the above acquisitions, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1994, station operating expenses for the first six months of 1995 would have increased by approximately 10%.

   Depreciation and amortization expense for the first six months of 1995 was $24,000,000 as compared to $22,050,000 for the first six months of 1994, an increase of approximately $1,950,000 or 9%. The increase was due to the depreciation and amortization expense associated with the above acquisitions.

   Operating income for the first six months of 1995 was $42,108,000 as compared to $28,545,000 for the first six months of 1994, an increase of approximately 48%. The increase was due principally to improved results at the Company's radio stations.

   Net financing expense (defined as interest expense less interest income) for the first six months of 1995 was $23,722,000 as compared to $20,817,000 for the first six months of 1994, an increase of approximately 14%. The increase was due principally to additional interest expense associated with the additional borrowings incurred to finance the above acquisitions.

   Net income for the first six months of 1995 was $17,700,000 ($0.26 per share) as compared to $7,526,000 ($0.11 per share) for the first six months of 1994, an increase of approximately $10,174,000 or 135%.


LIQUIDITY AND CAPITAL RESOURCES

   For the first six months of 1995, net cash flow from operating activities was approximately $38,068,000, as compared to $32,617,000 for the first six months of 1994, an increase of approximately $5,451,000. The increase was principally due to higher net income. The operating cash flow was used principally to pay down debt (approximately $20 million) and purchase approximately 2.4 million shares of treasury stock (approximately $13.1 million).

   During the first six months of 1995, the Company borrowed approximately $50 million under the Credit Agreement to finance the purchase of radio station KLUV-FM in Dallas.

   As of June 30, 1995, the Company had undrawn borrowing capacity of approximately $338 million under the Credit Agreement.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits.


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

2(c) Asset Purchase Agreement, dated as of March 8, 1994, by and between Fritz Broadcasting, Inc., Infinity Broadcasting Corporation of Detroit and the Company. (This exhibit can be found as Exhibit 2(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0- 14702) and is incorporated herein by reference.)

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

3(b) Certificate of Amendment of Restated Certificate of Incorporation, filed on August 9, 1995.

4(a) Amendment No. 1, dated as of June 23, 1995, to the Second Amended and Restated Credit Agreement, dated as of December 22, 1994, between the Company and the banks that are signatories thereto. (This exhibit can be found as Exhibit
                  10.01 to the Company's Registration Statement on Form S-3 (Registration No. 33-61081) and is incorporated herein by reference.)

10(a)* Seventh Amendment, effective as of May 19, 1995, to the Employment Agreement, dated September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (File No. 0-14702) and is incorporated herein by reference.)


* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 6(a) of Form 10-Q.


(b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                                   SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INFINITY BROADCASTING CORPORATION
                            ---------------------------------
                                      (Registrant)



                               /s/   Farid Suleman
                            ---------------------------------
                            Farid Suleman,
                            Vice President-Finance/
                            Chief Financial Officer


Dated:  August 14, 1995