Form 10-Q/A
period 1995-06-30
INFINITY BROADCASTING CORP
filed 1995-08-15
CIK 792863

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                  FORM 10-Q/A

                               AMENDMENT NO. 1 to
                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


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

27                Financial Data Schedule.

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


Dated:  August 15, 1995