Form 10-Q
period 1995-09-30
INFINITY BROADCASTING CORP
filed 1995-11-14
CIK 792863

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended                   Commission file number 0-14702
   September 30, 1995


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

                       Yes   X                  No
                           _____                   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,415,381 shares of Class A Common Stock, 5,550,031 shares of Class B Common Stock and 744,171 shares of Class C Common Stock as of November 8, 1995.

                      INFINITY BROADCASTING CORPORATION

                                    INDEX


                                                              Page No.
                                                              ________

   Part I.   Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets ............   1

             Condensed Consolidated Statements of Operations ..   3

             Condensed Consolidated Statements of Stockholders'
             Equity (Deficiency) ..............................   4

             Condensed Consolidated Statements of Cash Flows ..   5

             Notes to Condensed Consolidated Financial
             Statements  ......................................   6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..............   8

   Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K  ................  10

              INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES



   ITEM 1.   FINANCIAL STATEMENTS
   _______   ____________________


              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)


                                          Sept. 30,                   Dec. 31,
                                            1995                       1994
                                          _________                   ________
                                         (Unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents             $     9,214               $    7,720
   Receivables, net                           79,696                   76,549
   Prepaid expenses and other current          5,362                      536
      assets                                 _______                  _______

     Total Current Assets                     94,272                   84,805

 Property and equipment, net                  20,811                   22,288

 Intangible assets, net                      461,115                  441,187
 Other assets                                 13,890                   13,873
                                             _______                  _______

                                         $   590,088                $ 562,153
                                             =======                  =======



See accompanying Notes to Condensed Consolidated Financial Statements

              INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                            (Dollars in thousands)

                                                      Sept. 30,    Dec. 31,
                                                        1995         1994
                                                     ___________   _________
                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable and other accrued expenses        $   18,126    $  16,035
  Accrued compensation                                    5,542        6,142
  Accrued interest                                        3,540        9,605
  Income taxes                                            5,235        7,927
  Other current liabilities                              16,485       16,219
                                                     ___________   __________

          Total Current Liabilities                      48,928       55,928
                                                     ___________   __________

Long-term debt, less current portion                    552,600      531,750
                                                     ___________   __________

Stockholders' equity (deficiency):
  Preferred stock, $0.01 par value:
     1,000,000 shares authorized, none issued                --           --

  Class A Common Stock, $.002 par value:
     200,000,000 shares authorized; issued
     43,561,727 shares in 1995 and 43,153,400
     shares in 1994.                                         87           86

  Class B Common Stock, $.002 par value:
     17,500,000 shares authorized; issued and
     outstanding 5,550,031 shares in 1995
     and 5,767,731 in 1994.                                  11           12

  Class C Common Stock, $.002 par value:
     30,000,000 shares authorized; issued and
     outstanding 744,171 shares in 1995 and
     1994.                                                    1            1

Additional paid-in capital                              260,663      260,061

Retained earnings (deficit)                            (217,220)    (250,841)
                                                     ___________   __________

                                                         43,542        9,319

Less treasury stock at cost, 2,644,245 shares
  in 1995 and 1,956,600 shares in 1994.                 (54,982)     (34,844)
                                                     ___________   __________

Total stockholders' equity (deficiency)                 (11,440)     (25,525)
                                                     ___________   __________

                                                      $ 590,088    $ 562,153
                                                     ===========   ==========



See accompanying Notes to Condensed Consolidated Financial Statements



              INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollars in thousands except per share amounts)

                              Three Months Ended       Nine Months Ended

                           Sept. 30,    Sept. 30,      Sept. 30,     Sept. 30,
                             1995        1994            1995          1994
                           _________   __________      _________     _________

Total revenues            $   95,785   $   85,470     $  264,947    $  219,506

  Less agency commissions     11,687       10,829         33,958        27,988
                          __________   __________      _________     _________

    Net revenues              84,098       74,641        230,989       191,518


Station operating expenses
 excluding depreciation
 and amortization             41,008       37,469        119,124       101,332

Depreciation and
 amortization                 13,342       12,272         37,342        34,322

Corporate general and
  administrative expenses      1,487        1,367          4,154         3,786
                          __________   __________      _________     _________

Total operating expenses      55,837       51,108        160,620       139,440
                          __________   __________      _________     _________

Operating income              28,261       23,533         70,369        52,078
                          __________   __________      _________     _________

Other income (expense)

  Interest expense           (12,046)     (11,809)       (35,929)      (32,715)

  Interest income                107           28            268           117
                          __________   __________      _________     _________
Earnings before income
 taxes                        16,322       11,752         34,708        19,480

Income taxes                     401          202          1,087           404
                          __________   __________      _________     _________

Net income                    15,921       11,550         33,621        19,076
                          ==========   ==========      =========     =========

Net income per share      $      .24   $      .17     $      .50    $      .28
                          ==========   ==========     ==========    ==========

Average shares and
 equivalents outstanding  67,108,832   67,385,879     67,219,643    67,251,363
                          ==========   ==========     ==========    ==========


See accompanying Notes to Condensed Consolidated Financial Statements


              INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (UNAUDITED)
                                (In thousands)


                               Class A          Class B          Class C

                             Common Stock     Common Stock     Common Stock
                             ------------     ------------     ------------
                            Shares     Amt   Shares     Amt   Shares     Amt
                            ------     ---   ------     ---   ------     ---
Balance at December
  31, 1994                  43,153    $ 86    5,768    $ 12      744    $  1

Net income for the
  nine months ended
  September 30, 1995

Issuance of Class A
  Common Stock                 191

Conversion of Class
  B Common Stock to
  Class A Common
  Stock                        218       1     (218)     (1)

Treasury Stock acquired
                            ------     ---   ------     ---   ------     ---
Balance at September
  30, 1995                  43,562    $ 87    5,550    $ 11      744    $  1
                            ======     ===   ======     ===   ======     ===


                            Add'l      Retained

                           Paid-in     Earnings     Treasury Stock
                           _______     ________     ______________

                           Capital     (Deficit)    Shares    Amt      Total
                           _______     _________    ______    ___      _____

Balance at December
  31, 1994                $260,061    $(250,841)    1,957  $(34,844)  $(25,525)

Net income for the
  nine months ended
  September 30, 1995                     33,621                         33,621

Issuance of Class A
  Common Stock                 602                                         602

Conversion of Class
  B Common Stock to
  Class A Common
  Stock

Treasury Stock acquired                               687  $(20,138)   (20,138)
                          ________    __________    ______ _________  _________
Balance at September
  30, 1995                $260,663    $(217,220)    2,644  $(54,982)  $(11,440)
                          ________    __________    ______ _________  _________



See accompanying Notes to Condensed Consolidated Financial Statements

              INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                (In thousands)

                                                  Sept. 30,      Sept. 30,
                                                    1995           1994
                                                  _________      _________

Net cash flow from (used in) operating activities:

  Net income                                      $  33,621      $  19,076
  Depreciation and amortization                      37,342         34,322
  Amortization of deferred financing costs            1,528          1,332
                                                  _________      _________

                                                     72,491         54,730

  Increase in receivables                            (3,147)       (10,660)
  Decrease (increase) in other current assets        (4,826)           495
  Increase (decrease) in accounts payable
    and accrued expenses                             (1,201)         2,755

  Decrease in accrued interest                       (6,065)        (2,177)
  Other, net                                         (3,901)           643
                                                  _________      _________

Net cash flow from operating activities              53,351         45,786
                                                  _________      _________

Investing Activities:
  Capital expenditures                                1,757          1,213
  Acquisitions:
     Intangibles                                     52,837        206,725
     Property and Equipment                             200          5,920
     Less liabilities                                (2,415)       (10,884)
                                                  _________      _________

Net cash used for investing activities               52,379        202,974
                                                  _________      _________

Cash provided (required) before
  financing activities                                  972       (157,188)
                                                  =========      =========

Financing Activities:
  Borrowings under debt agreements                   50,000        227,000
  Reduction of debt                                 (29,150)       (48,312)
  Proceeds from issuance of stocks                      602            320
  Financing costs                                      (792)        (1,707)
  Repurchase of Class A Common Stock                (20,138)       (21,611)
  Other, Net                                             --          1,200
                                                  _________      _________

     Net financing activities                           522        156,890
     Decrease (increase) in cash and cash
       equivalents                                   (1,494)           298
                                                  _________      _________

     Total financing activities                  $     (972)     $ 157,188
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


2.  Public Stock Offerings
    ______________________

     On October 24, 1995, the Company sold through a public offering 8,500,000 shares of Class A Common Stock resulting in net proceeds, after expenses, to the Company of approximately $269 million. The net proceeds from this offering were used to pay down bank borrowings under the Company's bank credit agreement (the "Credit Agreement").

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

     In April 1995, the Company acquired Dallas/Ft. Worth radio station KLUV-FM from TK Communications, Inc. for approximately $51 million, plus costs.

     The purchase price of the above acquisitions was funded by borrowings under the Company's Credit Agreement.

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

                                  Nine Months Ended Sept.
                                             30,

                                    1995           1994
                                _____________  _____________
                                         (Unaudited)

        Net revenues............. $ 232,930      $ 209,006

        Net earnings.............    32,484         15,753

        Net earnings per common
        share....................       .48            .23



     On September 22, 1995, the Company entered into an agreement to acquire seven radio stations located in Dallas, San Francisco, Detroit and Seattle from various entities affiliated with Alliance Broadcasting, Inc. for $275 million, including working capital. The radio stations are KYNG-FM and KSNN-FM in Dallas, KFRC-FM, KFRC-AM and KYCY-FM in San Francisco, WYCD-FM in Detroit and KYCW-FM in Seattle. The purchase price will be funded by borrowings under the Credit Agreement.

     On February 3, 1994, the Company, Unistar Communications Group, Inc. ("Unistar") and Westwood One, Inc. ("Westwood One") completed the purchase by Westwood One of the radio network business of Unistar for approximately $101.3 million. Westwood One is the nation's largest producer and distributor of nationally sponsored radio programs. In connection with the transaction, an affiliate of the Company received 5 million newly issued shares of common stock of Westwood One for $3 per share (which represents approximately 15.86% of the issued and outstanding capital stock of Westwood One) and an option to purchase an additional 3 million shares of Westwood One's common stock at a purchase price of $3 per share, subject to certain vesting requirements. In connection with the transactions, the Company's Chief Executive Officer and Chief Financial Officer became the Chief Executive Officer and Chief Financial Officer, respectively, of Westwood One pursuant to a management agreement between the Company and Westwood One. Under the management agreement, the Company will receive a base management fee plus a bonus based on achieving cash flow targets and additional warrants to acquire up to 1.5 million shares of Westwood One's Common Stock at a purchase price from $3 to $5 per share in the event that Westwood One's Common Stock trades above certain target price levels. In September 1994 and August 1995, pursuant to such provision, the Company received warrants to purchase 500,000 shares of Westwood One's Common Stock at an exercise price of $3 per share and 500,000 shares at an exercise price of $4 per share, respectively.

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
___________________________________

RESULTS OF OPERATIONS
_____________________
THIRD QUARTER OF 1995 COMPARED TO THIRD QUARTER OF 1994
_______________________________________________________

     Net revenues for the third quarter of 1995 were $84,098,000 as compared to $74,641,000 for the third quarter of 1994, an increase of approximately $9,457,000 or 13%. The increase was due principally to higher advertising revenues at the Company's stations, and the acquisitions of radio stations KRTH-FM (Los Angeles) effective February 15, 1994, WPGC-AM/FM (Washington, D.C.) effective June 17, 1994, WXYT-AM (Detroit) effective June 27, 1994 and KLUV-FM (Dallas/Ft. Worth) effective April 21, 1995. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1994, net revenues for the third quarter of 1995 would have increased by approximately 10%.

     Station operating expenses excluding depreciation and amortization for the third quarter of 1995 were $41,008,000 as compared to $37,469,000 for the third quarter of 1994, an increase of $3,539,000 or approximately 9%. The increase was principally due to the acquired stations, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1994, station operating expenses for the third quarter of 1995 would have increased by approximately 8%.

     Depreciation and amortization expense for the third quarter of 1995 was approximately $13,342,000 as compared to $12,272,000 for the third quarter of 1994, an increase of approximately $1,070,000 or 9%. The increase was principally due to the depreciation and amortization expense associated with the acquired stations.

     Operating income for the third quarter of 1995 was $28,261,000 as compared to $23,533,000 for the third quarter of 1994, an increase of approximately $4,728,000 or 20%. The increase was due principally to improved results at the Company's radio stations.

     Net financing expense (defined as interest expense less interest income) for the third quarter of 1995 was $11,939,000 as compared to $11,781,000 for the third quarter of 1994, an increase of approximately $158,000 or 1%. The increase was due principally to additional borrowings in connection with the acquired stations.

     Net income for the third quarter of 1995 was $15,921,000 as compared to $11,550,000 for the third quarter of 1994, an increase of approximately $4,371,000 or 38%.


NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO NINE MONTHS
_______________________________________________________________
ENDED SEPTEMBER 30, 1994
________________________

     Net revenues for the nine months ended September 30, 1995 were $230,989,000 as compared to $191,518,000 for the nine months ended September 30, 1994, an increase of approximately 21%. The increase was due principally to higher advertising revenues at the Company's stations, and the acquisitions of the radio stations KRTH-FM (Los Angeles), WPGC-AM/FM (Washington, D.C.), WXYT-AM (Detroit), and KLUV-FM (Dallas/Ft. Worth). On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1994, net revenues for the first nine months of 1995 would have increased by approximately 11%.

     Station operating expenses excluding depreciation and amortization for the nine months ended September 30, 1995 were $119,124,000 as compared to $101,332,000 for the nine months ended September 30, 1994, an increase of 18%. The increase was principally due to the acquired stations, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1994, station operating expenses for the nine months ended 1995 would have increased by approximately 9%.

     Depreciation and amortization expense for the first nine months of 1995 was $37,342,000 as compared to $34,322,000 for the first nine months of 1994, an increase of approximately $3,020,000 or 9%. The increase was due to the depreciation and amortization expense associated with the acquired stations.

     Operating income for the first nine months of 1995 was $70,369,000 as compared to $52,078,000 for the first nine months of 1994, an increase of approximately 35%. The increase was due principally to improved results at the Company's radio stations.

     Net financing expense (defined as interest expense less interest income) for the first nine months of 1995 was $35,661,000 as compared to $32,598,000 for the first nine months of 1994, an increase of approximately 9%. The increase was due principally to additional interest expense associated with the additional borrowings incurred to finance the acquired stations.

     Income taxes for the first nine months of 1995 were $1,087,000, representing principally state and local income taxes, as compared to $404,000 for the first nine months of 1994. No federal income taxes have been provided as a result of available tax loss carryforwards.

     Net income for the first nine months of 1995 was $33,621,000 ($0.50 per share) as compared to $19,076,000 ($0.28 per share) for the first nine months of 1994, an increase of approximately $14,545,000.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     For the first nine months of 1995, net cash flow from operating activities was approximately $53,351,000, as compared to $45,786,000 for the first nine months of 1994, an increase of approximately $7,565,000. The increase was principally due to improved earnings in 1995 offset in part by higher working capital requirements. The operating cash flow was used principally to pay down debt and purchase treasury stock. During the nine months ended September 30, 1995, the Company purchased 687,645 shares of its Class A Common Stock at a total cost of approximately $20 million.

     During the first nine months of 1995, the Company borrowed approximately $50 million under the Credit Agreement to finance the purchase of radio station KLUV-FM in Dallas.

     As of September 30, 1995, the Company had undrawn borrowing capacity of approximately $347 million under the Credit Agreement.

     On October 24, 1995, the Company sold through a public offering 8,500,000 shares of Class A Common Stock resulting in net proceeds, after expenses, to the Company of approximately $269 million. The net proceeds from this offering were used to pay down bank borrowings under the Company's Credit Agreement.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
          ________________________________


(a)  Exhibits.

Exhibit
Number                   Description of Exhibit
_______                  ______________________

2(a)   __    Purchase Agreement, dated as of June 16, 1993, among Beasley FM
             Acquisition Corp., Infinity Broadcasting Corporation of
             California and the Company. (This exhibit can be found as Exhibit 2(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)

2(b)   __    Asset Purchase Agreement, dated as of October 4, 1993, between
             Cook Inlet Radio Partners, L.P. and Cook Inlet Radio License
             Partnership, L.P. and Infinity Broadcasting Corporation of
             Maryland and the Company. (This exhibit can be found as Exhibit
             2(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)

2(c)   __    Asset Purchase Agreement, dated as of March 8, 1994, by and between Fritz Broadcasting, Inc., Infinity Broadcasting
             Corporation of Detroit and the Company. (This exhibit can be found as Exhibit 2(h) to the Company's Annual Report on Form
             10-K for the year ended December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.)

2(d)   __    Asset Purchase Agreement, dated as of September 12, 1994, by and between TK Communications, Inc. and Infinity Broadcasting
             Corporation of Dallas. (This exhibit can be found as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0- 14702) and is incorporated herein by reference.)

2(e)   __    Purchase Agreement, dated September 22, 1995, among each of the entities identified in Schedule 1.0(a) thereto, Alliance
             Broadcasting, L.P., each of the entities identified in Schedule
             1.0(b) thereto, Infinity Broadcasting Corporation of Los Angeles and Infinity Broadcasting Corporation. (This exhibit can be found as Exhibit 2(a) to the Company's Report on Form 8-K, dated
             September 27, 1995 (File No. 0-14702) and is incorporated herein by reference.)

4(a)   __    Amendment No. 1, dated as of June 23, 1995, to the Second Amended and Restated Credit Agreement, dated as of December 22, 1994, between the Company and the banks that are signatories thereto.
             (This exhibit can be found as Exhibit 10.01 to the Company's
             Registration Statement of Form S-3 (Registration No. 33-61081) and is incorporated herein by reference.)

10(a)* __    Seventh Amendment, effective as of May 19, 1995, to the Employment
             Agreement, dated September 10, 1990, between the Company and Mel
             Karmazin. (This exhibit can be found as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1995 (File No. 0-14702) and is incorporated herein by reference.)

27     __    Financial Data Schedule.

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to item 6(a) of Form 10-Q.

(b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K, dated September 27, 1995, with the Securities and Exchange Commission and the New York Stock Exchange, reporting in response to Items 5 and 7 of the Form 8-K. It reported, under
Item 5, an agreement by the Company and several of its wholly owned subsidiaries to purchase radio stations KYNG-FM, KSNN-FM, KFRC-FM, KFRC-AM, KYCY-FM, WYCD-FM AND KYCW-FM from various entities affiliated with Alliance Broadcasting, L.P. Item 7 contained the financial statements of Alliance Broadcasting, L.P. at December 31, 1993 and 1994 and June 30, 1995 and for each of the three years in the period ended December 31, 1994 and for the six months ended June 30, 1994 and 1995.

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


                                   INFINITY BROADCASTING CORPORATION
                                   _________________________________
                                            (Registrant)



                                   /s/   Farid Suleman
                                  __________________________________
                                  Farid Suleman,
                                  Vice President-Finance/
                                  Chief Financial Officer


Dated:  November 14, 1995