Form 10-K
period 1995-12-31
INFINITY BROADCASTING CORP
filed 1996-03-29
CIK 792863

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


              Annual Report Pursuant To Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995       Commission file number 0-14702

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

                                                        Name of Each Exchange on
Title of Each Class                                          Which Registered
Class A Common Stock,                                    New York Stock Exchange
par value $.002 per share

          Securities registered pursuant to Section 12(g) of the Act:
                   10-3/8% Senior Subordinated Notes Due 2002
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by D o.) Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1996 was approximately $2,027,918,626. As of March 14, 1996, 78,203,141 shares of Class A Common Stock, excluding 4,191,218 treasury shares, 8,319,045 shares of Class B Common Stock, and 1,116,257 shares of Class C Common Stock were outstanding.

          Documents Incorporated By Reference -- The registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) is incorporated by reference into Part III of the Form 10-K for the fiscal year ended December 31, 1995.
--------------------------------------------------------------------------------

                                         TABLE OF CONTENTS


PART I

ITEM 1.   BUSINESS...............................................   1
ITEM 2.   PROPERTIES.............................................  12
ITEM 3.   LEGAL PROCEEDINGS......................................  12
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....  12

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS.........................  13
ITEM 6.   SELECTED FINANCIAL DATA................................  14
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.................  15
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............  17
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.................  17

PART III
          The information required in this Part is incorporated by
             reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).. 18
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....
ITEM 11.  EXECUTIVE COMPENSATION.................................
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..........................................
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K.........................................  18
          SIGNATURES.............................................  24

                                     PART I

ITEM 1. BUSINESS


BACKGROUND

         Infinity Broadcasting Corporation (the "Company" or "Infinity") is one of the largest owners and operators of radio stations in the United States. It is the only company able to offer advertisers a radio listening audience in each of the nation's top ten radio revenue markets. The Company serves markets accounting for approximately $3.0 billion in radio advertising revenues, representing approximately 28% of the total radio advertising expenditures in the United States in 1995. Upon the completion of the Granum Acquisition and the KYCW-FM Disposition as described below, Infinity would own and operate 45 radio stations serving 14 of the nation's largest radio markets.

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

         The Company was incorporated in 1972 in Delaware and first issued shares of its common stock to the public in June 1986. In August 1988, the Company became privately held as a result of a merger with a company whose stockholders were the Company's principal stockholders and executive officers at the time. The Company was the surviving corporation in the merger. On February 5, 1992, the Company sold shares of Class A Common Stock through an initial public offering (the "Common Stock IPO").

         The Company also manages, pursuant to a management agreement, and has an investment in Westwood One, Inc. ("Westwood One"). Westwood One is America's largest producer and distributor of radio programming and the parent company of the NBC Radio Networks, Mutual Broadcasting System, and Westwood One Radio
Networks. The Company's award-winning News, Sports, Talk and Entertainment programming, along with its 24-hour satellite formats and CNN Radio, air on over 6,000 radio stations around the world.

RECENT DEVELOPMENTS

         On January 16, 1996 the Company completed the acquisition of radio stations KYNG-FM and KSNN-FM in Dallas-Fort Worth, KFRC-FM, KFRC-AM and KYCY-FM in San Francisco, WYCD-FM in Detroit and KYCW-FM in Seattle from various entities affiliated with Alliance Broadcasting, Inc. for approximately $275 million, plus costs (the "Alliance Acquisition"). On February 7, 1996, the Company entered into an agreement to sell its Seattle radio station KYCW-FM for approximately $26 million (the "KYCW-FM Disposition").

          On March 26, 1996, the Company completed the acquisition of all of the outstanding stock of TDI Worldwide, Inc. for approximately $300 million (the "TDI Acquisition"). TDI is one of the largest out-of-home media company in the U.S., operating some 100 franchises in approximately 60 markets. The majority of TDI's U.S. franchises are in large metropolitan areas, including New York, Los Angeles, Atlanta, Washington, Philadelphia, Chicago, San Francisco, Dallas, Minneapolis and Phoenix. TDI sells space on various medium including buses, trains, train platforms and terminals throughout commuter rail systems, on painted billboards, on thirty-sheet billboards and on phone booths. TDI also has the franchise to manage advertising space within the London Underground and on certain London buses and has the exclusive rights to all transit advertising in Ireland.

         On March 4, 1996, the Company entered into an agreement to acquire 12 radio stations owned by various subsidiaries of Granum Holdings, L.P. for approximately $410 million (the "Granum Acquisition"). The radio stations are KRBV-FM, KHVN-AM and KOAI-FM in Dallas-Fort Worth, WBOS-FM and WOAZ-FM in Boston, WCAO-AM and WXYV-FM in Baltimore, WAOK-AM and WVEE-FM in Atlanta, WHOO-AM, WHTQ-FM and WMMO-FM in Orlando. Upon completion of the Granum Acquisition, the Company will be required to divest one FM station in Dallas in order to comply with the recently enacted 1996 Telecommunications Law. See
"Business--Federal Regulation of Radio Broadcasting--Ownership Matters", appearing elsewhere in this Report.

         On March 18, 1996, the Company declared a three-for-two stock split in the form of a stock dividend payable on April 11, 1996, to holders of record on March 28, 1996.

         The Company continues to seek opportunities for expansion through the acquisition of additional radio stations and out-of-home media companies. Pursuant to the 1996 Telecommunications Act, the Federal Communications Commission's national and local multiple ownership rules were revised to completely eliminate national ownership limitations and substantially relax the restrictions on local multiple ownership. See "Business--Federal Regulation of Radio Broadcasting" appearing elsewhere in this Report.




GENERAL

     The following table sets forth certain information about the Company's radio stations:

                                                       1995
                                                       Radio          1995                                         Stations With
                                                      Revenue         Radio                         Target          Rankings In
                                                      Market         Market          Target(3)   Demographics          Target
STATION      MARKET              STATION FORMAT        RANK(1)     REVENUES(2)   DEMOGRAPHICS       RANK(4)         DEMOGRAPHICS
-------      ------              --------------        ----        --------      ------------       ----            ------------
                                                                   ($ Millions)

KROQ-FM (5)  Los Angeles, CA     Rock                     1       $476.2         Men 18-34             2                   42
KRTH-FM      Los Angeles, CA     Oldies                   1        476.2         Persons 25-54         4T                  42
WXRK-FM      New York, NY        Rock                     2        428.0         Men 18-34             2                   37
WZRC-AM      New York, NY               - (14)            2        428.0              - (14)            -                   - (14)
WFAN-AM      New York, NY        All Sports               2        428.0         Men 25-54             4                   40
WJMK-FM/     Chicago, IL         Oldies/Talk              3        319.0         Persons 25-54         5                   32
WJJD-AM
WUSN-FM      Chicago, IL         Country                  3        319.0         Persons 25-54         4                   32
KVIL-FM/     Dallas/             Adult Contemporary/      4        200.1         Women 25-54           1                   32
KDMM-AM (6)  Ft. Worth, TX       Nostalgia
KLUV-FM      Dallas/             Oldies                   4        200.1         Persons 25-54         5T                  30
             Ft. Worth, TX
KYNG-FM      Dallas/             Young Country            4        200.1         Persons 25-54         7                   30
             Ft. Worth, TX
KSNN-FM (7)  Dallas/             Country                  4        200.1         Persons 25-54         23                  30
             Ft. Worth, TX
KRBV-FM/ *   Dallas/             Urban Contemporary       4        200.1         Persons 25-54         1                   30
KHVN-AM *    Ft. Worth, TX
KOAI-FM *    Dallas/             Smooth Jazz              4        200.1         Persons 25-54         4                   30
             Ft. Worth, TX
KOME-FM (8)  San Francisco/      Rock                   5/43 (15)  198.0/        Men 18-34            5/2                 48/15
             San Jose, CA                                          37.2
KFRC-AM/FM   San Francisco, CA   Oldies                   5        198.0         Persons 25-54         4                   48
KYCY-FM      San Francisco, CA   Young Country            5        198.0         Persons 25-54         16                  48
WJFK-FM (9)  Washington, D.C.    Personality              6        193.8         Men 25-54             1                   32
WPGC-FM/AM   Washington, D.C.    Contemporary/            6        193.8         Persons 18-34         1                   30
      (10)                       Urban Contemporary
WYSP-FM      Philadelphia, PA    Rock                     7        186.0         Men 18-34             1                   22
WIP-AM       Philadelphia, PA    All Sports               7        186.0         Men 25-54             3                   22
KXYZ-AM      Houston, TX         Spanish Language         8        180.5         Persons 18-49         -                    -
WBCN-FM      Boston, MA          Rock                     9        171.0         Men 18-34             1                   27
WZLX-FM      Boston, MA          Rock                     9        171.0         Men 25-54             1                   30
WBOS-FM *    Boston, MA          Rock                     9        171.0         Men 25-54             15                  30
WOAZ-FM *    Boston, MA          Smooth Jazz              9        171.0         Persons 25-54         12                  30
WZGC-FM      Atlanta, GA         Rock                    10        170.0         Men 25-54             5                   21
WAOK-AM/ *   Atlanta, GA         Urban Contemporary      10        170.0         Persons 25-54         1                   20
WVEE-FM *
WOMC-FM      Detroit, MI         Oldies                  11        166.8         Persons 25-54         5                   30
WXYT-AM      Detroit, MI         News/Talk               11        166.8         Persons 25-54         15                  30
WYCD-FM      Detroit, MI         Young Country           11        166.8         Persons 25-54         9T                  30
KYCW-FM (12) Seattle, WA         Young Country           13        123.0         Persons 25-54         13                  32
WLIF-FM      Baltimore, MD       Adult                   19        78.9          Women 25-54           4                   22
                                 Contemporary
WJFK-AM      Baltimore, MD       Personality             19        78.9          Men 25-54             9                   22
WCAO-AM/ *   Baltimore, MD       Urban Contemporary      19        78.9          Persons 25-54         2                   21
WXYV-FM *
WQYK-FM/AM   Tampa/              Country/Talk            21        78.5          Persons 25-54         1                   25
       (13)  St. Petersburg, FL
WHOO-AM *    Orlando, FL         Big Band                26        62.6          Persons 35+           6                   25
WHTQ-FM *    Orlando, FL         Rock                    26        62.6          Men 25-54             3                   25
WMMO-FM *    Orlando, FL         Adult Contemporary      26        62.6          Persons 25-54         7                   25


Notes to This Table Appear on the Following Page.








Notes to Table on Preceding Page:

1. Markets ranked by radio advertising revenues according to Duncan's Radio Market Guide (1996 ed.).

2. Radio advertising revenues according to Duncan's Radio Market Guide (1996 ed.).

3. Target demographics rank by Fall 1995 Arbitron Radio Market Reports.

4. Number of stations in each market with rankings in the Company's target demographics for such market, based on the Fall 1995 Arbitron Radio Market Reports.

5. KROQ-FM is licensed to the community of Pasadena, California.

6. KVIL-FM is licensed to the community of Highland Park, Texas. KDMM-AM is licensed to the community of Highland Park, Texas.

7. KSNN-FM is licensed to the community of Arlington, Texas.

8. KOME-FM is licensed to the community of San Jose, California.

9. WJFK-FM is licensed to the community of Manassa, Virginia.

10. WPGC-FM/AM are licensed to the community of Morningside, Maryland.

11. Not included in Arbitron rankings because the Company does not subscribe to the Arbitron rankings in Houston.

12. The Company has entered into an agreement to sell KYCW-FM.

13. WQYK-FM is licensed to the community of St. Petersburg, Florida, and WQYK-AM is licensed to the community of Seffner, Florida.

14. Effective July 7, 1995, the Company entered into a Time Brokerage Agreement with Radio Korea New York, Inc. ("RKNY"), pursuant to which the Company will make substantially all of the programming time on WZRC-AM available to RKNY for its Korean language programming for a period of one year.

15. San Francisco and San Jose have radio revenue market ranks of 5 and 43, respectively, and KOME-FM's rankings within target demographics in those markets are 5 and 2, respectively.


 * The Company has agreed to acquire the station, subject to approval by the Federal Communications Commission.

Company Strategy

RADIO

         The Company's overall strategy is to own and operate radio stations in the nation's largest radio revenue markets. The Company believes that its presence in large markets makes it attractive to advertisers and that the overall diversity of its stations reduces its dependence on any single station, local economy or advertiser. The Company also believes that by serving major markets, it is able to attract highly skilled management, employees and on-air talent.

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

         The Company expects to continue to acquire radio stations with strong growth potential in the major markets, subject to the Communications Act of 1934, as amended (the "Communications Act"), and Federal Communications Commission (the "FCC") rules, which impose certain limits on the maximum number of radio stations the Company can own in the same geographic market. Limits on the number of radio stations which the Company can own on a nationwide basis were recently eliminated by the Telecommunications Act of 1996. See "Business--Federal Regulation of Radio Broadcasting--Ownership Matters", appearing elsewhere in this Report. Other than as described in this Report, the Company has no present agreements or arrangements to acquire or sell any radio stations.

         The Company's affiliation with Westwood One enables it to expand its presence in the radio program distribution business while simultaneously enhancing the programming lineups of Westwood One.

OUT-OF-HOME

         TDI is one of the largest out-of-home media company in the U.S., operating some 100 franchises in approximately 60 markets. The Company is based in New York with 30 branch offices throughout the U.S., U.K. and Republic of Ireland.

          The majority of TDI's U.S. franchises are in large metropolitan areas, including New York, Los Angeles, Atlanta, Washington, Philadelphia, Chicago, San Francisco, Dallas, Minneapolis and Phoenix. TDI sells space on the exterior and interior of buses, inside trains, on train platforms and terminals throughout commuter rail systems, on painted billboards, on thirty-sheet billboards, and on phone booths.

         TDI also has the franchise to manage advertising space within the London Underground and on certain London buses and has expanded its U.K. bus business by acquiring new franchises outside of London Effective December 1, 1995, TDI acquired the exclusive rights to all transit advertising in Ireland.

         Historically, TDI's success rate in renewing its franchise agreements is well in excess of 90%. Most franchises are for a minimum of five years, involving the payment of a percentage of revenues to the relevant transit authority, subject to a guaranteed minimum payment. In a few franchises TDI pays a flat fee to the transit authority. TDI continues to bid and obtain new franchise business, recently adding an exterior bus contract in Atlanta in advance of the 1996 Olympics as well as buses in San Antonio, Texas.


Advertising

         The Company believes that radio and out-of-home advertising in general is one of the more efficient, cost-effective means for advertisers to reach specific demographic groups.

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

         Transit advertising rates are established by several criteria: reach (number of people exposed to an ad campaign) and frequency (number of times exposed within the time frame of a campaign). Research tools enable geo-demographic mapping of consumers based on lifestyle habits, thus enabling advertisers to structure ad programs to specific targets.

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

         Transit and outdoor revenues are derived from a combination of national, regional and local sales made by internal sales staff. In major markets, national account executives sell national advertisers multi- market programs utilizing various out-of-home properties. Dedicated sales teams are responsible for handling all regional and local business.


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

         The rights to transit advertising franchises are exclusive in each market; therefore, competition within the specific transit category is limited.

         Other  media,   including  broadcast   television,   cable  television,
newspapers, magazines, direct mail, coupons and billboard advertising also compete with the Company's businesses for advertising revenues.

Seasonality

         The Company's revenues vary throughout the year. As is generally the case in the radio, as well as in out-of-home advertising industries, the Company's first quarter generally reflects the lowest revenues for each year.


Employees

         As of December 31, 1995, the Company had approximately 803 full-time employees and approximately 252 part-time employees. Certain employees at the Company's stations in New York, Los Angeles, Chicago, Philadelphia, and Boston, totalling approximately 186, are represented by unions. The Company believes that its relations with its employees and their unions are good.

         The Company employs several high-profile on-air personalities with large loyal audiences in their respective markets. The Company generally enters into employment agreements with its on-air talent and commissioned sales representatives to protect its interests in those relationships that it believes to be valuable. The Company has entered into employment agreements with its chief executive officer (see "Executive Compensation--Employment Agreements", appearing in Part III of this Report, which is incorporated by reference) and with all of its high-profile on-air personalities.


Federal Regulation of Radio Broadcasting

         The ownership, operation and sale of radio stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive and changing regulation of the radio broadcasting industry under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates program content (including indecent and obscene program material) and has the authority to impose penalties for violations of its rules or the Communications Act.

         The following is a brief summary of certain provisions of the Communications Act, including amendments thereto recently effectuated by the Telecommunications Act of 1996 (the "1996 Telecom Act"), and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

         The following table sets forth certain information on each of the Company's radio stations:


                                                                   Expiration
                                          Date of                 Date of FCC
STATION      MARKET                     ACQUISITION   FREQUENCY  AUTHORIZATION
WXRK-FM    New York, NY...............     11/81       92.3 MHz      06/01/98
WZRC-AM    New York, NY...............     11/81       1480 KHz      06/01/98
WFAN-AM    New York, NY...............     04/92       660 KHz       06/01/98
KROQ-FM    Los Angeles, CA............     09/86       106.7 MHz     12/01/97
KRTH-FM    Los Angeles, CA............     02/94       101.1 MHz     12/01/97
WJMK-FM    Chicago, IL................     07/84       104.3 MHz     12/01/96
WJJD-AM    Chicago, IL................     07/84       1160 KHz      12/01/96
WUSN-FM    Chicago, IL................     02/93       99.5 MHz      12/01/96
KOME-FM    San Jose/San Francisco, CA.     05/73       98.5 MHz      12/01/97
KYCY-FM    San Francisco, CA..........     01/96       93.3 MHz      12/01/97
KFRC-AM    San Francisco, CA..........     01/96       610 KHz       12/01/97
KFRC-FM    San Francisco, CA..........     01/96       99.7 MHz      12/01/97
WYSP-FM    Philadelphia, PA...........     11/81       94.1 MHz      08/01/98
WIP-AM     Philadelphia, PA...........     09/93       610 KHz       08/01/98
WOMC-FM    Detroit, MI................     04/88       104.3 MHz     10/01/96
WXYT-AM    Detroit, MI................     06/94       1270 KHz      10/01/96
WYCD-FM    Detroit, MI................     01/96       99.5 MHz      10/01/96
KSNN-FM    Dallas/Ft. Worth, TX.......     01/96       94.9 MHz      08/01/97
KVIL-FM    Dallas/Ft. Worth, TX.......     07/87       103.7 MHz     08/01/97
KDMM-AM    Dallas/Ft. Worth, TX.......     07/87       1150 KHz      08/01/97
KLUV-FM    Dallas/Ft. Worth, TX.......     04/95       98.7 MHz      08/01/97
KYNG-FM    Dallas/Ft. Worth, TX.......     01/96       105.3 MHz     08/01/97
KRBV-FM    Dallas/Ft. Worth, TX.......     Pending     100.3 MHz     08/01/97
KHVN-AM    Dallas/Ft. Worth, TX.......     Pending     970 KHz       08/01/97
KOAI-FM    Dallas/Ft. Worth, TX.......     Pending     107.5 MHz     08/01/97
WJFK-FM    Washington, DC.............     12/86       106.7 MHz     10/01/02
WPGC-FM    Washington, DC.............     06/94       95.5 MHz      10/01/02
WPGC-AM    Washington, DC.............     06/94       1580 KHz      10/01/02
KXYZ-AM    Houston, TX................     06/83       1320 KHz      08/01/97
WBCN-FM    Boston, MA.................     02/79       104.1 MHz     04/01/98
WZLX-FM    Boston, MA.................     02/93       100.7 MHz     04/01/98
WBOS-FM    Boston, MA.................     Pending     92.9 MHz      04/01/98
WOAZ-FM    Boston, MA.................     Pending     99.5 MHz      04/01/98
WZGC-FM    Atlanta, GA................     02/93       92.9 MHz      04/01/96
WAOK-AM    Atlanta, GA................     Pending     1380 KHz      04/01/96
WVEE-FM    Atlanta, GA................     Pending     103.3 MHz     04/01/96
WLIF-FM    Baltimore, MD..............     05/89       101.9 MHz     10/01/02
WJFK-AM    Baltimore, MD..............     05/89       1300 KHz      10/01/02
WCAO-AM    Baltimore, MD..............     Pending     600 KHz       10/01/02
WXYV-FM    Baltimore, MD..............     Pending     102.7 MHz     10/01/02
WQYK-FM    Tampa/St. Petersburg, FL...     12/86       99.5 MHz      02/01/96
WQYK-AM    Tampa/St. Petersburg, FL...     11/87       1010 KHz      02/01/96
WHOO-AM    Orlando, FL................     Pending     990 KHz       02/01/96
WHTQ-FM    Orlando, FL................     Pending     96.5 MHz      02/01/96
WMMO-FM    Orlando, FL................     Pending     98.9 MHz      02/01/96
KYCW-FM    Seattle, WA (Sale Pending).     01/96       96.5 MHz      02/01/98

1. Some stations are licensed to a different community located within the market which they serve.

         LICENSE RENEWAL. Under the 1996 Telecom Act, radio broadcasting licenses are granted for maximum terms of eight years. They are subject to renewal upon application to the FCC. Under the 1996 Telecom Act, the FCC shall adopt regulations which will implement a "two-step" renewal procedure, pursuant to which competing applications for an incumbent licensee's frequency will be explicitly prohibited, and the FCC shall grant the incumbent licensee's renewal application if it finds that (a) the incumbent licensee has served the public interest, convenience and necessity; (b) the incumbent licensee has not engaged in any serious violations of the Communications Act or the FCC's rules; and (c) there have been no other violations by the incumbent licensee of the Communications Act or the FCC's rules which, taken together, would constitute a pattern of abuse. If, based upon a review of the incumbent licensee's renewal application, or of other facts that are brought to the Commission's attention in a petition to deny or other third party filing, the FCC is unable to make the foregoing findings, the incumbent licensee is entitled to a full evidentiary hearing to establish that it is entitled to renewal. If, following the evidentiary hearing, the FCC determines that the incumbent licensee has failed to meet the basic requirements for renewal and that no mitigating factors justify the imposition of a sanction less than denial of renewal (such as, for example, a "short" term renewal or the imposition of forfeitures), the FCC is obligated to deny the renewal application. Should such denial become final following judicial review, the FCC may thereafter entertain applications for the incumbent licensee's frequency. The 1996 Telecom Act makes these provisions retroactively applicable to renewal applications filed after May 1, 1995. The FCC intends to initiate a rule-making proceeding during 1996 to implement these procedures.

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

         Under the Communications Act, broadcast licenses may not be granted to any corporation having more than 20% of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, "Aliens"). The Communications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation, more than one-fourth of the issued and outstanding capital stock of which is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, in the absence of a waiver, the Company, which serves as a holding company for its various radio station subsidiaries, cannot have more than 25% of its stock owned or voted by Aliens.

         Certain merchant banking partnerships (the "Lehman Investors") affiliated with Lehman Brothers Holdings, Inc. hold shares of the Company's capital stock and warrants exercisable for additional shares. See "Security Ownership of Certain Beneficial Owners and Management", appearing in Part III of this Report which is incorporated by reference. Certain of the Lehman Investors and certain limited partners in the Lehman Investors may be deemed to be Aliens or controlled by Aliens or their representatives under the Communications Act. Such Lehman Investors own and vote less than 1% of the Company's issued and outstanding capital stock. Assuming the exercise of the warrants held by such Lehman Investors, approximately 9.7% and 5.4% of the Company's issued and outstanding capital stock would be owned and voted, respectively, by such Lehman Investors. The warrants held by the Lehman Investors can only be exercised by the Lehman Investors to the extent such exercise would not cause the Company to violate the Communications Act's limitations on Alien ownership or control.

         Under the 1996 Telecom Act, the Commission's national and local multiple ownership rules were revised. The FCC's former rules prohibited the Company from owning, operating or controlling, directly or indirectly, more than twenty AM and twenty FM radio stations in the United States; the 1996 Telecom Act completely eliminated national ownership limitations. In addition, the 1996 Telecom Act substantially relaxed restrictions on local radio multiple ownership (often referred to as the "duopoly" rules). Under the new law, which was implemented by the FCC in March of 1996, in markets with fourteen or fewer radio stations, the Company is permitted to own up to a total of five radio stations, no more than three of which may be FM, so long as the Company's owned radio stations represent less than fifty percent of the radio stations in the market; in markets with between fifteen and twenty-nine radio stations, the Company will be permitted to own up to a total of six radio stations, no more than four of which may be FM; in markets with between thirty and forty-four radio stations, the Company will be permitted to own up to a total of seven radio stations, no more than four of which may be FM; and in markets with forty-five or more radio stations, the Company may own up to a total of eight radio stations, no more than five of which may be FM. All of the Company's current holdings are consistent with these new local multiple ownership restrictions. Upon the completion of the Granum Acquisition, the Company will be required to divest one FM station in Dallas in order to comply with the 1996 Telecom Act.

         The Communications Act and FCC rules also generally limit the common ownership, operation, or control of a radio broadcast station and a television broadcast station serving the same geographic market and of a radio broadcast station and a daily newspaper serving the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any newspaper or television broadcast station (other than low-power television) in a geographic market in which it now owns any radio broadcast properties. However, the FCC's policies, as modified by the 1996 Telecom Act, provide for the liberal grant of waivers of the rule prohibiting ownership of radio and television stations in the same geographic market in the top 50 television markets if certain other conditions are satisfied. The FCC has also indicated that it intends to hold a rule making proceeding looking toward liberal grant of waivers of the rule prohibiting common ownership of a radio station and a newspaper in the same market in large markets.

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

         LOCAL MARKETING AGREEMENTS. Over the past several years, a number of radio stations have entered into what have commonly been referred to as "Local Marketing Agreements", or "LMAs". While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and station operations of its own stations. The most prevalent type of LMA is a time brokerage agreement among two separately-owned radio stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. The FCC has held that such agreements involving radio stations are not contrary to the Communications Act, provided that the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, the operations of its broadcast station, and assures compliance with applicable FCC rules and policies. The Company maintains LMA arrangements with respect to its stations WZRC-AM in New York City and KYCW-FM in Seattle.

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

         PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest". Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, the broadcast of obscene or indecent material, sponsorship identifications, the advertisement of contests and lotteries, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action plans designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with renewal applications. Licensees must also annually file reports concerning any changes in the ownership of a licensee or certain entities with ownership interests in a licensee.

         Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

         On September 1, 1995, the Company entered into a Settlement Agreement with the FCC and the United States Department of Justice pursuant to which all outstanding indecency proceedings and pending complaints involving programming aired or originated by the Company's stations were vacated or dismissed and the FCC's records concerning them were expunged. The Company admitted no guilt or liability in connection with these proceedings, nor did it concede in any way that the material focused upon therein by the FCC was legally indecent. Pursuant to the Settlement Agreement, the Company agreed to make voluntary contributions to the United States Treasury in the total amount of $1,715,000.


         In late September, 1995, the National Hispanic Media Coalition ("NHMC") filed a "Petition for Revocation of License" requesting the FCC to initiate a revocation proceeding against the Company's station WXRK due to comments made during the Howard Stern Show concerning the death of Selena Quintanilla Perez. The Petition contends that the comments were "racist and indecent". On November 29, 1995, the Company filed an Opposition to the Petition, demonstrating that the Petition is procedurally defective, substantively without merit and that, in any event, the FCC is contractually precluded from initiating any proceeding based upon the cited broadcasts pursuant to the terms of the September 1, 1995 Settlement Agreement described in the preceding paragraph.

         PROPOSED CHANGES. The Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio broadcast properties. Such matters include, for example, proposals to impose spectrum use or other
governmentally   imposed  fees  upon  licensees;

the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry including enhancement of ownership opportunities; proposals to change rules relating to political broadcasting; proposals to change the thresholds, benchmarks or concepts applicable to attributing ownership interests in broadcast media; proposals to permit lenders to take a security interest in FCC licenses; technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis, spectrum for which has been allocated by the FCC; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; and changes to broadcast technical requirements and frequency allocation matters. The Company cannot predict whether any such proposed changes will be adopted nor can it judge in advance what impact, if any, any such proposed changes might have on its business. In addition, the Company cannot predict what other changes might be considered in the future, nor can it judge in advance what impact, if any, such other changes might have on its business.


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

         With the exception of the Company's Houston radio station and a Boston and a Detroit station, the studios and offices of the Company's stations, as well as its corporate headquarters in New York City, are located in leased facilities with lease terms that expire in one to ten years. The Company owns or leases its transmitter and antenna sites, with lease terms that expire in one to thirteen years.

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


ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to certain litigation in the ordinary course of business that management does not believe to be material to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

         Shares of the Company's Class A Common Stock, par value $.002 per share (the "Class A Shares"), have been quoted on the New York Stock Exchange, under the symbol INF since June 22, 1995. Prior to such date, the Company's Class A shares were quoted on the NASDAQ National Market System. The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Class A Shares on the New York Stock Exchange from June 22, 1995 and on the NASDAQ National Market System prior thereto, as reported in published financial sources.


      YEAR                                                  HIGH     LOW
      1994:
               First Quarter .........................      15.00     11.11
               Second Quarter.........................      12.45      9.00
               Third Quarter..........................      14.67     10.67
               Fourth Quarter.........................      14.11     12.22
      1995:
               First Quarter..........................      19.11     13.45
               Second Quarter.........................      25.00     17.22
               Third Quarter..........................      25.09     19.59
               Fourth Quarter.........................      25.67     19.92
      1996:
               First Quarter (through March 14, 1996).      30.00     23.25


         The above table gives effect to the stock splits effected by the Company.

         There is no public trading market for the Company's Class B Common Stock, $.002 per share (the "Class B Shares"), or its Class C Common Stock, $.002 per share (the "Class C Shares").

         As of March 14, 1996, there were approximately 7,000 holders of Class A Shares, eight holders of record of the Class B Shares and four holders of record of the Class C Shares.

         The Company has never paid dividends on its shares of common stock, and it is not anticipated that any dividends will be paid on any shares of any class of the Company's common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial information for the Company presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1995, is derived from the Company's Consolidated Financial Statements. This selected consolidated financial information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing elsewhere in this Report.



                        INFINITY BROADCASTING CORPORATION

                    (In thousands, except per share amounts)

                                                                       YEAR ENDED DECEMBER 31,

                                                 1991           1992            1993           1994          1995
                                                 ----           ----            ----           ----          ----

Statement of Operations and Other
Data: 1
   Total revenues. . . . . .  . . . . . . . .   $135,278      $171,843       $234,240        $313,359        $372,429
   Net revenues . . . . . . . . . . . . . . .    117,959       150,230        204,522         274,120         325,706
   Station operating expenses
     excluding depreciation and
     amortization. . . . . . . . . . . . . . .    61,207        81,707        109,601         143,249         167,285
                                                --------      --------       --------        --------        --------
   Station operating income excluding
     depreciation and amortization . . . .       56,752        68,523         94,921          130,871         158,421
   Depreciation and amortization. . . . .        25,582        28,926         38,853           46,606          50,482
   Corporate general and
     administrative expenses. . . . . . . .       3,698         4,182          4,836            5,633           6,135
                                                --------      --------       --------        ---------       ---------
   Operating income . . . . . . . . . . . .      27,472        35,415         51,232           78,632         101,804
   Operating cash flow . . . . . . . . . .       53,054        64,341         90,085          125,238         152,286
   Interest expense, net . . . . . . . . . .     51,492        38,238         36,291           44,529          43,998
   Net earnings (loss) before
     extraordinary items . . . . . . . . . .    (24,026)       (9,432)        14,335           33,213          54,503
   Net earnings (loss) per share
      before extraordinary items . . . . .         (.73)        (.13)            .15              .33             .53
   Cash dividends declared per
      common share. . . . . . . . . . . . .           -            -               -                -               -
   Weighted average number of shares
      outstanding 2. . . . . . . . . . . . . .   33,110        70,502         93,083          100,709         102,903

                                                                         DECEMBER 31,
                                                 1991           1992            1993           1994          1995
                                                 ----           ----            ----           ----          ----

Balance Sheet Data: 1
   Total assets. . . . . . . . . . . . . . . . $212,383      $271,952       $378,040         $562,153        $594,456
   Long-term debt (including current
      portion). . . . . . . . . . . . . . . . . 406,138       380,625        365,062          531,750         267,384
   Stockholders' equity (deficiency). . .      (222,030)     (138,734)       (24,240)         (25,525)        273,992
   Working capital . . . . . . . . . . . . .     (4,709)        4,656         10,610           28,877          55,285


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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Net revenues for the year ended December 31, 1995 were $325,706,000 as compared to $274,120,000 for the year ended December 31, 1994, an increase of approximately 19%. The increase was due principally to higher advertising revenues at most of the Company's stations and the acquisitions of radio stations KRTH- FM (Los Angeles) in February 1994, WPGC-AM/FM (Washington, D.C.) and WXYT-AM (Detroit) in June 1994 (collectively the "1994 Acquisitions") and the acquisition of KLUV-FM (Dallas/Ft. Worth) in April 1995. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1994, net revenues for the year ended December 31, 1995 would have increased by approximately 12%.

         Station operating expenses (excluding depreciation and amortization) for the year ended December 31, 1995 were $167,285,000 as compared to $143,249,000 for the year ended December 31, 1994, an increase of approximately 17%. The increase was due principally to the above acquisitions, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1994, station operating expenses in 1995 would have increased by approximately 10%.

         Depreciation and amortization expense for the year ended December 31, 1995 was $50,482,000 as compared to $46,606,000 for the year ended December 31, 1994, an increase of approximately $3,876,000 or 8%. The increase was due to the depreciation and amortization expense associated with the above acquisitions.

         Operating income for the year ended December 31, 1995 was $101,804,000 as compared to $78,632,000 for the year ended December 31, 1994, an increase of approximately 29%. The increase was due principally to improved results at the Company's radio stations.

         Net financing expense (defined as interest expense less interest income) for the year ended December 31, 1995 was $43,998,000 as compared to $44,529,000 for the year ended December 31, 1994, a decrease of approximately 1%. The decrease was due to lower debt levels, in part as a result of the proceeds of approximately $269,000,000 from a public offering of 12,750,000 shares of the Company's Common Stock in October 1995.

         Income taxes, consisting principally of state and local income taxes, for the year ended December 31, 1995 were $1,588,000 as compared to $890,000 for the year ended December 31, 1994, an increase of $698,000. No federal income taxes have been provided as a result of available tax loss carryforwards.

         Net earnings for the year ended December 31, 1995 was $54,503,000 ($0.53 per share) as compared to $33,213,000 ($0.33 per share) for the year ended December 31, 1994, an increase of approximately $21,290,000 or 64%.

         In December 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for years beginning after December 15, 1995. Under SFAS 123, the Company may elect either a "fair value" based method or the current "intrinsic value" based method of accounting for its stock-based compensation arrangements. If the Company were to elect the "intrinsic value" based method, the Company would be required to disclose in the footnotes to the financial statements net income and earnings per share computed under the "fair value" based method. The Company will elect the "intrinsic value" based method. Accordingly, the adoption of SFAS 123 will not impact the Company's reported results of operations or financial condition.


Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

         Net revenues for the year ended December 31, 1994 were $274,120,000 as compared to $204,522,000 for the year ended December 31, 1993, an increase of approximately 34%. The increase was due principally to higher advertising revenues at most of the Company's stations and the 1994 Acquisitions. On a pro forma basis, assuming the 1994 Acquisitions had occurred as of the beginning of 1993, net revenues for the year ended December 31, 1994 would have increased by approximately 14%.

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

         Net earnings for the year ended December 31, 1994 was $33,213,000 ($0.33 per share) as compared to $14,335,000 ($0.15 per share) for the year ended December 31, 1993, an increase of approximately $18,878,000 or 132%.

LIQUIDITY AND CAPITAL RESOURCES


         For the year ended December 31, 1995, net cash flow from operating activities was approximately $86,138,000 as compared to $73,944,000 for the year ended December 31, 1994, an increase of approximately $12,194,000 or 16%. The increase was principally due to higher earnings in 1995 partially offset by higher working capital requirements.

         The net cash flow from operating activities of approximately $86,138,000 together with proceeds of approximately $269,852,000 from a public offering of the Company's Common Stock were used principally to finance acquisitions of approximately $53,000,000, purchase treasury stock of $24,838,000 million and repay debt of approximately $264,366,000.

          In April 1995, the Company acquired Dallas, Ft. Worth radio station KLUV-FM from TK Communications, Inc. for approximately $51 million, plus costs.

         In January 1996, the Company completed the acquisition of the Alliance stations for approximately $275 million. The purchase price was financed by bank borrowings .

         In March 1996, the Company completed the acquisition of all of the outstanding stock of TDI Worldwide, Inc. for approximately $300 million. The purchase price was financed by bank borrowings of approximately $230 million and through the issuance of approximately 2.4 million newly issued shares of Class
A Common Stock.

          The Company intends to borrow funds in order to complete the Granum Acquisition, offset in part by proceeds from the KYCW-FM Disposition.

          As of March 27, 1996, the Company has approximately $132,000,000 available under its bank credit agreement for acquisitions and general corporate purposes.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

                  (a) 1. Financial Statements.
                      2. Financial Statement Schedules.

         The financial statements and schedule listed in the index to the Consolidated Financial Statements of the Company that appears on Page 25 of this Report on Form 10-K are filed as part of this Report.

                      3.  Exhibits

Exhibit
NUMBER                               DESCRIPTION OF EXHIBIT


2(a) Securities Purchase Agreement, dated as of September 30, 1991, by and among the Company, Michael A. Wiener, Gerald Carrus, Mel Karmazin, and Shearson Lehman Hutton Capital Partners II, L.P., Shearson Lehman Hutton Merchant Banking Portfolio Partnership L.P., Shearson Lehman Hutton Offshore Investment Partnership L.P., and Shearson Lehman Hutton Offshore Investment Partnership Japan L.P. (collectively, the "Lehman Investors"). (This exhibit can be found as Exhibit 2(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-14702) and is incorporated herein by reference.)
2(b) Asset Purchase Agreement, dated as of August 15, 1992, between Cook Inlet Radio Partners, L.P., Cook Inlet Radio License Partnership, L.P., Infinity Broadcasting Corporation of Chicago, Infinity Broadcasting Corporation of Atlanta, Infinity Broadcasting Corporation of Boston and the Company. (This exhibit can be found as Exhibit 2(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-14702) and is incorporated herein by reference.)
2(c) Asset Purchase Agreement, dated as of September 25, 1992, between Spectacor Broadcasting, L.P. and Infinity Broadcasting Corporation of Philadelphia. (This exhibit can be found as Exhibit 2(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-14702) and is incorporated herein by reference.)
2(d) Purchase Agreement, dated as of June 16, 1993, among Beasley FM Acquisition Corp., Infinity Broadcasting Corporation of California and the Company. (This exhibit can be found as Exhibit 2(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)
2(e) Asset Purchase Agreement, dated as of October 4, 1993, between Cook Inlet Radio Partners, L.P. and Cook Inlet Radio License Partnership, L.P. and Infinity Broadcasting Corporation of Maryland and the Company. (This exhibit can be found as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)

Exhibit
NUMBER                               DESCRIPTION OF EXHIBIT

2(f) Asset Purchase Agreement, dated as of March 8, 1994, by and between Fritz Broadcasting, Inc., Infinity Broadcasting Corporation of Detroit and the Company. (This exhibit can be found as Exhibit 2(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.)
2(g) Asset Purchase Agreement, dated as of September 12, 1994, by and between TK Communications, Inc. and Infinity Broadcasting Corporation of Dallas. (This exhibit can be found as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-14702) and is incorporated herein by reference.)
2(h) Purchase Agreement, dated September 22, 1995, among each of the entities identified in Schedule 1.0(a) thereto, Alliance Broadcasting, L.P., each of the entities identified in
                  Schedule 1.0(b) thereto, Infinity Broadcasting Corporation of Los Angeles and the Company. (This exhibit can be found as
                  Exhibit 2(a) to the Company's Report on Form 8-K, dated September 27, 1995 (File No. 0-14702) and is incorporated herein by reference.)
2(i) Stock Purchase Agreement, dated as of February 22, 1996, by and among the Company, William M. Apfelbaum, each of the other stockholders of TDI Worldwide, Inc. identified on Schedule 4.2 thereto, including a list of omitted schedules and an undertaking by the Company to furnish supplementally a copy of any such omitted schedule to the Securities and Exchange Commission upon request.
2(j) Stock Purchase Agreement, dated as of March 3, 1996, between the Company and Granum Holdings L.P., including a list of omitted schedules and an undertaking by the Company to furnish supplementally a copy of any such omitted schedule to the Securities and Exchange Commission upon request.
3(a) Restated Certificate of Incorporation of the Company, as amended October 22, 1993. (This exhibit can be found as
                  Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)
3(b) Certificate of Amendment of Restated Certificate of Incorporation, filed on August 9, 1995. (This exhibit can be found as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-14702) and is incorporated herein by reference.)
3(c) Amended and Restated By-Laws of the Company. (This exhibit can be found as Exhibit 3(b) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incorporated herein by reference.)
4(a) Indenture, dated as of March 24, 1992, between the Company and Bank of Montreal Trust Company, as Trustee. (This exhibit can be found as Exhibit 4(c) to the Company's Registration Statement on Form S-3 (Registration No. 33-61348) and is incorporated herein by reference.)
4(b) Second Amended and Restated Credit Agreement, dated as of December 22, 1994, between the Company and each of the lenders identified under the caption "Banks" on the signature pages thereof (the "Banks"), The Chase Manhattan Bank (National Association), as Administrative Agent for the Banks, Bank of America Illinois, Bank of Montreal, The Bank of New York, Chemical Bank, Compagnie Financiere de CIC et de L'Union Europeenne, The First National Bank of Boston and National Westminster Bank USA, as co-agents for the Banks, and Chemical Bank, as collateral agent for the Banks, including the form of the separate Amended and Restated Loan Agreements, between each of Hemisphere Broadcasting Corporation, Sagittarius Broadcasting Corporation, Infinity Broadcasting Corporation of Boston and Infinity Broadcasting Corporation of California and The Chase Manhattan Bank (National Association) as Administrative Agent, attached thereto as Exhibit B. (This exhibit can be found as Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14702) and is incorporated herein by reference.)

Exhibit
NUMBER                               DESCRIPTION OF EXHIBIT

4(c) Amendment No. 1 dated as of June 23, 1995, to the Second Amended and Restated Credit Agreement, dated as of December 22, 1994, between the Company and the banks that are signatories thereto. (This exhibit can be found as Exhibit
                  10.01 to the Company's Registration Statement of Form S-3 (Registration No. 33-61081) and is incorporated herein by reference.)
4(d) Second Amended and Restated Security Agreement, dated as of December 22, 1994, between the Company, each of the subsidiaries of the Company identified under the caption "Subsidiaries" on the signature pages thereof, and Chemical Bank, as collateral agent for the Banks. (This exhibit can be found as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14702) and is incorporated herein by reference.)
4(e) Amended and Restated Stockholders' Agreement, dated as of February 5, 1992, among the Company, Michael A. Wiener, Gerald Carrus, Mel Karmazin and the Lehman Investors. (This exhibit can be found as Exhibit 4(j) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incorporated herein by reference.)
4(f) Warrant Certificate, dated January 28, 1992, certifying that Shearson Lehman Hutton Capital Partners II L.P. is the owner of warrants to purchase 2,366,949 shares of Class C Common Stock, par value $.002 per share, of the Company. (This exhibit can be found as Exhibit 4(l) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incorporated herein by reference.)
4(g) Warrant Certificate, dated January 28, 1992, certifying that Lehman Brothers Merchant Banking Portfolio Partnership L.P. is the owner of warrants to purchase 3,481,590 shares of Class C Common Stock, par value $.002 per share, of the Company. (This exhibit can be found as Exhibit 4(m) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incorporated herein by reference.)
4(h) Warrant Certificate, dated December 14, 1993, certifying that Shearson Lehman Hutton Offshore Investment Partnership L.P. is the owner of warrants to purchase 769,465 shares of Class C Common Stock, par value $.002 per share, of the Company. (This exhibit can be found as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.)
4(i) Warrant Certificate, dated December 14, 1993, certifying that Shearson Lehman Hutton Offshore Investment Partnership Japan L.P. is the owner of warrants to purchase 2,317,522 shares of Class C Common Stock, par value $.002 per share, of the Company. (This exhibit can be found as Exhibit 4(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.)
4(j) Securities Exchange Agreement, dated as of January 28, 1992, among the Company and the Lehman Investors. (This exhibit can be found as Exhibit 4(p) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incorporated herein by reference.)
10(a)* Employment Agreement, dated as of December 30, 1985, between the Company and Michael -- A. Wiener. (This exhibit can be found as Exhibit 10(a) to the Company's Registration Statement on Form S-1 (Registration No. 33-5190) and is incorporated herein by reference.)
10(b)* Employment Agreement, dated as of December 30, 1985, between the Company and Gerald -- Carrus. (This exhibit can be found as Exhibit 10(b) to the Company's Registration Statement on Form S-1 (Registration No. 33-5190) and is incorporated herein by reference.)


               *    Denotes   management   contract  or  compensatory   plan  or
                    arrangement  required to be filed as an exhibit  pursuant to item 14(c) of Form 10-K.

Exhibit
NUMBER                                                   DESCRIPTION OF EXHIBIT

10(c)* Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 28(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-14702) and is incorporated herein by reference.)
10(d)* First Amendment, dated September 30, 1991, to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(d) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-44568) and is incorporated herein by reference.)
10(e)* Second Amendment, dated February 4, 1992, to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(e) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incorporated herein by reference.)
10(f)* Third Amendment, effective as of June 14, 1993, to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)
10(g)* Fourth Amendment, effective as of August 16, 1993, to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)
10(h)* Fifth Amendment, effective as of November 19, 1993, to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-14702) and is incorporated herein by reference.)
10(i)* Sixth Amendment, effective as of March 30, 1994, to the Employment Agreement, dated as of September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 0-14702) and is incorporated herein by reference.)
10(j)* Seventh Amendment, effective as of May 19, 1995, to the Employment Agreement, dated September 10, 1990, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (File No. 0-14702) and is incorporated herein by reference.)
10(k)* The Company's Stock Option Plan, amended and restated as of August 16, 1993. (This exhibit can be found as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.)
10(l)* Amendment, effective as of November 19, 1993, to the Company's Stock Option Plan, as amended and restated as of August 16, 1993. (This exhibit can be found as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.)
10(m)* Amendment, adopted March 30, 1994, to the Company's Stock Option Plan, as amended and restated as of August 16, 1993. (This exhibit can be found as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.)
10(n)*            Amendment, dated as of June 15, 1995, to the Company's Stock
                  Option Plan.


               *    Denotes   management   contract  or  compensatory   plan  or
                    arrangement  required to be filed as an exhibit  pursuant to item 14(c) of Form 10-K.

Exhibit
NUMBER                               DESCRIPTION OF EXHIBIT

10(o)* The Company's Deferred Share Plan, amended and restated as of August 16, 1993. (This exhibit can be found as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.)
10(p)* Amendment, effective as of November 19, 1993, to the Company's Deferred Share Plan, as amended and restated as of August 16, 1993. (This exhibit can be found as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.)
10(q)* Amendment, dated as of June 15, 1995, to the Company's Deferred Share Plan, as amended and restated as of August 16, 1993.
10(r)* The Company's Cash Bonus Compensation Plan, adopted on March 30, 1994. (This exhibit can be found as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14702) and is incorporated herein by reference.)
10(s)* Indemnity Agreement, dated as of February 27, 1986, between the Company and Michael A. Wiener. (This exhibit can be found as Exhibit 10(f) to the Company's Registration Statement on Form S-1 (Registration No. 33-5190) and is incorporated herein by reference.)
10(t)* Indemnity Agreement, dated as of February 27, 1986, between the Company and Gerald Carrus. (This exhibit can be found as Exhibit 10(g) to the Company's Registration Statement on Form S-1 (Registration No. 33-5190) and is incorporated herein by reference.)
10(u)* Indemnity Agreement, dated as of February 7, 1986, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 10(h) to the Company's Registration Statement on Form S-1 (Registration No. 33-5190) and is incorporated herein by reference.)
10(v)* Indemnity Agreement, dated as of June 22, 1987, between the Company and Farid Suleman. (This exhibit can be found as Exhibit 10(j) to the Company's Registration Statement on Form S-1 (Registration No. 33-15285) and is incorporated herein by reference.)
10(w)* Indemnity Agreement, dated as of February 4, 1992, between the Company and Steven A. Lerman. (This exhibit can be found as Exhibit 10(l) to the Company's Registration Statement on Forms S-1 and S-3 (Registration No. 33-46118) and is incorporated herein by reference.)
10(x)* Indemnity Agreement, dated as of November 9, 1992, between the Company and Alan R. Batkin. (This exhibit can be found as Exhibit 10(m) to the Company's Report on Form 10-K for the year ended December 31, 1992 (File No. 0-14702) and is incorporated herein by reference.)
10(y)* Indemnity Agreement, dated as of October 18, 1994, between the Company and Jeffrey Sherman. (This exhibit can be found as Exhibit 10(v) to the Company's Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14702) and is incorporated herein by reference.)
10(z)* Stock Option Agreement, dated as of June 27, 1988, between the Company, as successor to WCK, and Mel Karmazin. (This exhibit can be found as Exhibit (c)(2) to the Statement on Schedule 13E-3 filed pursuant to Rule 13e-3 by WCK, the Management Investors (Michael A. Wiener, Gerald Carrus and Mel Karmazin) and the Company and is incorporated herein by reference.)
10(aa)* Amendment Agreement, dated as of August 2, 1988, to Stock Option Agreement dated as of June 27, 1988, between the Company, as successor to WCK, and Mel Karmazin. (This exhibit can be found as Exhibit 9(c)(7) to Amendment No. 3 to Schedule 14D-1 filed by the Company as successor to WCK and is incorporated herein by reference.)

               *    Denotes   management   contract  or  compensatory   plan  or
                    arrangement  required to be filed as an exhibit  pursuant to item 14(c) of Form 10-K.

Exhibit
NUMBER                               DESCRIPTION OF EXHIBIT

10(bb)*           Amendment No. 1 to Stock Option Agreement, dated as of October
                  14, 1988, between the Company and Mel Karmazin. (This exhibit can be found as Exhibit 4(l) to the Company's Annual Report on
                  Form 10-K for the year ended December 25, 1988 (File No.
                  0-14702) and is incorporated herein by reference.)
10(cc)*           Warrant Certificate, dated September 30, 1991, certifying that
                  Mel Karmazin is the owner of warrants to purchase shares of
                  Class A Common Stock, par value $.002 per share, of the
                  Company. (This exhibit can be found as Exhibit 10(p) to the
                  Company's Registration Statement on Forms S-1 and S-3
                  (Registration No. 33-46118) and is incorporated herein by
                  reference.)
10(dd)            Amended and Restated Credit Agreement, Purchase and Release
                  Agreement, dated as of February 3, 1994, among Unistar Radio
                  Networks, Inc. (formerly known as Unistar Holdings, Inc.),
                  UCGI, Inc. (formerly known as Unistar Communications Group,
                  Inc.), TMRG, Inc. (formerly known as The Market Research
                  Group, Inc.), The Chase Manhattan Bank (National Association),
                  as lender and as agent, the Company and Novastar, Inc. (This exhibit can be found as Exhibit 10(dd) to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1993 (File No. 0-14702) and is incorporated herein by
                  reference.)
10(ee)            Securities Purchase Agreement, dated as of November 4, 1993, between Westwood One, Inc. and Infinity Network Inc. (This exhibit can be found as Exhibit 10(b) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1993 (File No. 0-14702) and is incorporated herein by
                  reference.)
10(ff)            Stock Purchase Agreement, dated as of November 4, 1993, among
                  UCGI, Inc. (formerly known as Unistar Communications Group,
                  Inc.), Unistar Radio Networks, Inc., the Company and Westwood
                  One,Inc. and Infinity Network Inc. (This exhibit can be found as Exhibit 10(a) to the Company's Report on Form 8-K filed on
                  November 17, 1993 (File No. 0-14702) and is incorporated
                  herein by reference.)
10(gg)            Management Agreement, dated as of February 3, 1994, between
                  Westwood One, Inc. and the Company. (This exhibit can be found as Exhibit 10(gg) to the Company's Annual Report on Form 10-K
                  for the fiscal year ended December 31, 1993 (File No. 0-14702)
                  and is incorporated herein by reference.)
21                Subsidiaries of the Company.
23                Consent of KPMG Peat Marwick LLP, Independent Certified
                  Public Accountants.
27                Financial Data Schedule.


         (b)  Reports on Form 8-K

         No Reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this Report.









               *    Denotes   management   contract  or  compensatory   plan  or
                    arrangement  required to be filed as an exhibit  pursuant to item 14(c) of Form 10-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1996.

                                         INFINITY BROADCASTING CORPORATION

                                                  /s/  MICHAEL A. WIENER
                                         BY..............................
                                                      Michael A. Wiener,
                                                   CO-CHAIRMAN OF THE BOARD
                                                  OF DIRECTORS AND SECRETARY


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ Michael A. Wiener         March 27, 1996
 . . . . . . . . . . . . . . .    . . . . . . . .
     Michael A. Wiener                 Date
Co-Chairman of the Board of
  Directors and Secretary

    /s/ Gerald Carrus            March 27, 1996
 . . . . . . . . . . . . . . .    . . . . . . . .
       Gerald Carrus                   Date
   Chairman of the Board
of Directors and Treasurer

    /s/ Mel Karmazin             March 27, 1996
 . . . . . . . . . . . . . . .    . . . . . . . .
        Mel Karmazin                   Date
  Director, President, and
  Chief Executive Officer

    /s/ Farid Suleman            March 27, 1996
 . . . . . . . . . . . . . . .    . . . . . . . .
        Farid Suleman                  Date
Director, Vice President--Finance,
   and Chief Financial Officer

    /s/ James A. Stern           March 27, 1996
 . . . . . . . . . . . . . . .    . . . . . . . .
       James A. Stern                  Date
          Director

    /s/ James L. Singleton       March 27, 1996
 . . . . . . . . . . . . .  .    . . . . . . . .
        James L. Singleton             Date
              Director

    /s/ Steven A. Lerman         March 27, 1996
 . . . . . . . . . . . . . . .    . . . . . . . .
       Steven A. Lerman                Date
          Director


    /s/ Alan R. Batkin           March 27, 1996
 . . . . . . . . . . . . . . .    . . . . . . . .
        Alan R. Batkin                 Date
           Director

    /s/ Jeffrey Sherman          March 27, 1996
 . . . . . . . . . . . . . . .    . . . . . . . .
      Jeffrey Sherman                  Date
          Director



-------------------
* Mr. Suleman also performs the functions of Chief Accounting Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                     COVERED BY INDEPENDENT AUDITORS' REPORT

                                  (Item 14(a)1)

                                                                          PAGE

Independent Auditors' Report........................................       F-1
Consolidated balance sheets as of December 31, 1994 and 1995........       F-2
Consolidated statements of earnings for each of the years in
   the three-year period ended December 31, 1995....................       F-3
Consolidated statements of changes in stockholders' equity
   (deficiency) for each of the years in the three-year period
   ended December 31, 1995..........................................       F-4
Consolidated statements of cash flows for each of the years in
   the three-year period ended December 31, 1995....................       F-5
Notes to consolidated financial statements..........................       F-6

Financial statement schedule for each of the years in the three-year period ended December 31, 1995

II Valuation and qualifying accounts................................      F-15


         All other schedules have been omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity Broadcasting Corporation and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                           KPMG PEAT MARWICK LLP



New York, New York
February 6, 1996, except as to Notes 2 and 3, which are as of March 26, 1996


               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                               Dec. 31,         Dec. 31,
                                                                                                 1994             1995
                                                                                                ------           -----

                                                                                                 (Dollars In Thousands)
ASSETS
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  7,720         $ 20,340
   Receivables (less allowance of $1,535 in 1994
      and $2,139 in 1995). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           76,549           86,720
   Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . . .         536            1,305
                                                                                              -------          -------
          Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 84,805          108,365
                                                                                              -------          -------
Property and equipment at cost (net of accumulated
   depreciation of $10,729 in 1994 and $14,676 in 1995). . . . . . . . . . . . . . . . . . .   22,288           20,561
Intangible assets (net of accumulated amortization of
   $120,950 in 1994 and $147,158 in 1995) . . . . . . . . . . . . . . . . . . . . . . . .. .  441,187          451,220
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13,873           14,310
                                                                                              -------          -------
                                                                                             $562,153         $594,456
                                                                                              =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Accounts payable and other accrued expenses . . . . . . . . . . . . . . . . . . . .       $ 16,035         $ 18,392
   Accrued compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,142            6,799
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,605            7,131
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,927            4,866
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16,219           15,892
                                                                                               ------         --------

          Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 55,928           53,080
                                                                                               ------         --------

Long-term debt, . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   531,750          267,384
Commitments and contingencies
Stockholders' equity (deficiency):
Preferred stock, $.01 par value: 1,000,000 shares authorized; none issued. . . .                    -                -
Class A Common Stock, $.002 par value: 200,000,000 shares authorized;
    64,730,100 shares issued in 1994 and 78,142,278 shares
   issued in 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       129              156
Class B Common Stock, $.002 par value: 17,500,000 shares authorized; issued
   and outstanding 8,651,597 shares in 1994 and 8,325,047 shares in 1995. . . .                    18               17
Class C Common Stock, $.002 par value: 30,000,000 shares authorized; issued
   and outstanding 1,116,257 shares in 1994 and 1995. . . . . . . . . . . . . . . . . .             2               2
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   260,011          529,837
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (250,841)        (196,338)
                                                                                             --------         --------
                                                                                                9,319          333,674
Less treasury stock at cost, 2,934,900 shares in 1994 and 4,191,218 shares
   in 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(34,844)        ( 59,682)
                                                                                              -------         --------
         Total stockholders' equity (deficiency) . . . . . . . . . . . . . . . . . . . . .    (25,525)         273,992
                                                                                             ---------        --------
                                                                                             $562,153         $594,456
                                                                                             ========         ========

See accompanying Notes to Consolidated Financial Statements





                               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                    YEAR ENDED DECEMBER 31,

                                                            1993              1994            1995
                                                            ----              ----            ----

                                                                (Dollars and Shares in Thousands
                                                                    Except per share amounts)
Total revenues. . . . . . . . . . . . . . . . . . . . . . .$234,240          $313,359       $ 372,429
   Less agency commissions. . . . . . . . . . . . . . . .    29,718            39,239          46,723
                                                           ---------         ---------       ---------
      Net revenues. . . . . . . . . . . . . . . . . . . . . 204,522           274,120         325,706
                                                            -------          --------        ---------

Station operating expenses excluding depreciation and
   amortization. . . . . . . . . . . . . . . . . . . . . .  109,601           143,249         167,285
Depreciation and amortization . . . . . . . . . . . . . .    38,853            46,606          50,482
Corporate general and administrative expenses . . . . .       4,836             5,633           6,135
                                                           ----------        ---------       ----------
                                                            153,290           195,488         223,902
                                                           ---------         --------        --------
   Operating income . . . . . . . . . . . . . . . . . . . .  51,232            78,632         101,804
                                                            --------         ---------       --------

Other income (expense)
   Interest expense . . . . . . . . . . . . . . . . . . . . (36,776)          (44,689)        (44,385)
   Interest income. . . . . . . . . . . . . . . . . . . . .     485               160             387
   Other expense . . . . . . . . . . . . . . . . . . . . . .      -                 -          (1,715)
                                                            ----------       ----------      ---------
Earnings before income taxes. . . . . . . . . . . . . . .    14,941            34,103          56,091
Income taxes. . . . . . . . . . . . . . . . . . . . . . . .     606               890           1,588
                                                             --------        ---------       ---------
Net earnings . . . . . . . . . . . . . . . . . . . . . . . $ 14,335          $ 33,213        $ 54,503
                                                            ========         ========        ========


Net earnings per common share. . . . . . . . . . . . . .   $   0.15          $   0.33        $    .53
                                                           =========         ========       =========
Weighted average shares outstanding. . . . . . . . . . .     93,083           100,709         102,903
                                                           =========         ========       =========




See accompanying Notes to Consolidated Financial Statements





                                    INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                       Years Ended December 31, 1993, 1994 and 1995
                                                      (In Thousands)



                                       Class A                Class B                Class C
                                     COMMON STOCK           COMMON STOCK           COMMON STOCK



                                  SHARES       AMT        SHARES       AMT       SHARES       AMT
                                  ------       ---        ------       ---       ------       ---
Balance at December 31, 1992     32,639      $65         9,022        $18       11,821       $24

Net earnings                       -           -             -          -            -         -

Exercise of Warrants              3,780        8           305          -           95         -

Issuance of Deferred Shares        -           -         1,341          3            -         -

Issuance of Class A Common
   Stock                         14,944       30             -          -            -         -

Conversion of Class B and
   Class C Common Stock to
   Class A Common Stock          12,488       25        (1,688)        (3)     (10,800)      (22)
                                 ------      ---        -------        ---      -------       ---

Balance at December 31, 1993     63,851      128         8,980         18        1,116         2

Net earnings                          -        -             -          -            -         -

Issuance of Class A Common
   Stock                            550        1             -          -            -         -

Conversion of Class B Common
   Stock to Class A Common
   Stock                            328        -          (328)         -            -         -

Treasury Stock acquired               -        -             -          -            -         -
                                 -------     ---        ------        ---       ------       ----

Balance at December 31, 1994     64,729      129         8,652         18        1,116         2

Net earnings                          -        -             -          -            -         -

Issuance of Class A Common
  Stock                          13,086       26             -          -            -         -

Conversion of Class B Common
  Stock to Class A Common
  Stock                             327        1          (327)        (1)           -         -

Treasury Stock acquired               -        -             -          -            -         -
                                 -------     ---        ------         ---       ------       ----

Balance at December 31, 1995     78,142     $156         8,325         $17        1,116       $2
                                 ======     ====         =====         ===       ======       ==





                                    INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                       Years Ended December 31, 1993, 1994 and 1995
                                                      (In Thousands)





                                        Add'l         Retained          TREASURY STOCK
                                       Paid-in        Earnings
                                       CAPITAL       (DEFICIT)                                   TOTAL

                                                                     SHARES         AMT
                                                                     ------         ---
Balance at December 31, 1992         $159,548       $(298,389)          -            -           $(138,734)

Net earnings                                -          14,335           -            -              14,335

Exercise of Warrants                   10,075               -           -            -              10,083

Issuance of Deferred Shares                (2)              -           -            -                   1

Issuance of Class A Common
   Stock                               90,045               -           -            -              90,075

Conversion of Class B and
   Class C Common Stock to
   Class A Common Stock                     -               -           -            -                   -
                                     -----------    -----------    --------     ----------       -----------

Balance at December 31, 1993          259,666        (284,054)          -            -             (24,240)

Net earnings                                -          33,213           -            -              33,213

Issuance of Class A Common
   Stock                                  345               -           -            -                 346

Conversion of Class B Common
   Stock to Class A Common
   Stock                                    -               -           -            -                   -

Treasury Stock acquired                     -               -       2,935        $(34,844)         (34,844)
                                     ----------     -----------    -----          --------         --------

Balance at December 31, 1994          260,011        (250,841)      2,935        (34,844)          (25,525)

Net earnings                                -          54,503           -            -              54,503

Issuance of Class A Common
  Stock                               269,826               -           -            -             269,852

Conversion of Class B Common
  Stock to Class A Common
  Stock                                     -               -           -            -                   -

Treasury Stock acquired                     -               -       1,256       (24,838)           (24,838)
                                     ----------     -----------    ------       -------            -------

Balance at December 31, 1995         $529,837       $(196,338)      4,191        $(59,682)        $273,992
                                     ========       =========       =====        ========         ========




See accompanying Notes to Consolidated Financial Statements



                                INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEARS ENDED DECEMBER 31,


                                                                       1993               1994               1995
                                                                       ----               ----               ----

                                                                                   (Dollars In Thousands)
Net cash flow from operating activities:
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . $ 14,335             $ 33,213           $  54,503
   Depreciation and amortization. . . . . . . . . . . . . . . .     38,853               46,606              50,482
   Amortization of deferred financing costs . . . . . . . . .        1,330                2,338               2,056
                                                                  ---------            --------           ---------

                                                                    54,518               82,157             107,041

   Increase in receivables. . . . . . . . . . . . . . . . . . . .  (14,867)             (19,300)            (10,171)
   Decrease (increase) in other current assets. . . . . . . .         (897)               2,442                (769)
   Increase (decrease) in accounts payable and accrued
     expenses . . . . . . . . . . . . . . . . . . . . . . . . . .    3,906                6,550                 (47)
   Increase (decrease) in accrued interest . . . . . . . . . .         821                1,829              (2,474)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .   (700)                 266              (7,442)
                                                                   ---------           ----------         ---------

Net cash flow from operating activities . . . . . . . . . . .        42,781               73,944             86,138
                                                                  ---------            ---------          ---------

Investing activities:
   Capital expenditures . . . . . . . . . . . . . . . . . . . . .     1,901                1,606              2,789
   Acquisitions:
      Property and equipment . . . . . . . . . . . . . . . . .        4,000                5,920                200
      Intangibles . . . . . . . . . . . . . . . . . . . . . . . . . 117,372              206,725             52,800
      Less liabilities . . . . . . . . . . . . . . . . . . . . . . . (2,430)             (10,331)            (2,415)
                                                                    --------           ---------          ---------

Net cash used for investing activities . . . . . . . . . . . .      120,843              203,920             53,374
                                                                  ---------            ---------          ---------

Cash provided (required) before financing activities . . .          (78,062)            (129,976)            32,764
                                                                  =========            =========          =========

Financing activities:
   Borrowings under debt agreements . . . . . . . . . . . .         126,000              230,000             56,000
   Reduction of debt. . . . . . . . . . . . . . . . . . . . . . .  (141,563)             (63,312)          (320,366)
   Proceeds from issuance of stock. . . . . . . . . . . . . .       100,159                  346            269,852
   Deferred financing costs. . . . . . . . . . . . . . . . . . .          -               (5,607)              (792)
   Repurchase of Class A Common Stock. . . . . . . . . .                  -              (34,844)           (24,838)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       -                1,200                  -
                                                                   ---------           ----------         ----------

Net cash provided by (used for) financing activities. . . .          84,596              127,783            (20,144)
      Decrease (increase) in cash and cash equivalents. . .          (6,534)               2,193            (12,620)
                                                                   ---------            ----------         ---------

Total cash provided by (used for) financing activities. . .        $ 78,062             $ 129,976         $ (32,764)
                                                                   ========             =========          =========

See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

    (a) PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned radio broadcasting subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

    (b) REVENUE RECOGNITION

         Revenues are recognized when advertisements are aired.

    (c) PROPERTY AND EQUIPMENT

         Depreciation is provided on a straight line basis over estimated useful lives.

    (d) INTANGIBLE ASSETS

         Intangible assets including goodwill are being amortized over their estimated useful lives. No amortization period exceeds 40 years. The Company periodically evaluates the value of its intangible assets and if the costs of such assets are in excess of associated expected operating cash flows, the related assets are written down to fair value.

    (e) INCOME TAXES

         The Company and its subsidiaries file a consolidated Federal income tax return.

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes" which requires the use of the asset and liability method of financial accounting and reporting for income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. In accordance with Statement of Financial Accounting Standards No. 109 the deferred taxes are measured by applying currently enacted tax laws.

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

Note 2.  Public Stock Offerings and Stock Dividends

         On May 13, 1993, the Company sold through a public offering shares of Class A Common Stock, resulting in net proceeds to the Company of approximately $100 million.

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

         On August 8, 1995, the Company amended its Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock to 200,000,000.

         On October 24, 1995, the Company, through a public offering sold 12,750,000 shares of Class A Common Stock, resulting in proceeds to the Company of approximately $269 million.

         On March 18, 1996, the Company declared a three-for-two stock split in the form of a stock dividend payable on April 11, 1996 to holders of record on March 28, 1996. The accompanying consolidated financial statements reflect the effect of all of the above stock dividends.


Note 3. Acquisitions

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

         The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the 1994 and 1995 acquisitions had occurred as of the beginning of 1994 and 1995, after giving effect to certain adjustments, including amortization of intangible assets and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                          YEAR ENDED DECEMBER 31,
                                             1994              1995
                                             ----              ----
                                                    (Unaudited)

Net revenues. . . . . . . . . . .         $293,838           $327,648
Net earnings. . . . . . . . . . .           29,620             53,366
Net earnings per common share. . .             .29                .52


          On February 3, 1994, the Company, Unistar Communications Group, Inc. ("UCG") Unistar Radio Networks, Inc. ("Unistar") and Westwood One, Inc. ("Westwood One") consummated the purchase by Westwood One of Unistar, for approximately $101.3 million. In connection with this transaction, an affiliate of the Company received 5 million newly issued shares of common stock of Westwood One for $3 per share and a warrant to purchase an additional 3 million shares of Westwood One's common stock at a purchase price of $3 per share, subject to certain vesting requirements. The Company manages Westwood One pursuant to a management agreement which provides for a base management fee plus a bonus based on achieving cash flow targets and additional warrants to acquire shares of Westwood One's common stock in the event that Westwood One's common stock trades above certain target price levels. In September 1994 and August 1995, pursuant to such provision, the Company received a warrant to purchase 500,000 shares of Westwood One's common stock at an exercise price of $3 per share and 500,000 shares at an exercise price of $4 per share, respectively. In December 1995, the Company received approximately $5,593,750 as a result of Westwood One's purchase and cancellation of the Company's warrant exercisable at $3 per share. The Company accounts for its investment in Westwood One on the equity basis.

         On January 16, 1996 the Company completed the acquisition of radio stations KYNG-FM and KSNN-FM in Dallas, KFRC-FM, KFRC-AM and KYCY-FM in San Francisco, WYCD-FM in Detroit and KYCW-FM in Seattle from various entities affiliated with Alliance Broadcasting, Inc. for approximately $275 million, plus costs. The purchase price was financed by bank borrowings. On February 7, 1996, the Company entered into an agreement to sell its Seattle radio station KYCW-FM for approximately $26 million.

         On March 26, 1996, the Company completed the acquisition of all of the outstanding stock of TDI Worldwide, Inc., a leading seller of advertising space on buses and transit systems, for approximately $300 million. The purchase price was financed by bank borrowings of approximately $230 million and through the issuance of approximately 2.4 million newly issued shares of Class A Common Stock.

         On March 4, 1996, the Company entered into an agreement to acquire 12 radio stations owned by various subsidiaries of Granum Holdings, L.P. for approximately $410 million. The radio stations are KRBV-FM, KHVN-AM and KOAI-FM in Dallas-Fort Worth, WBOS-FM and WOAZ-FM in Boston, WCAO-AM and WXYV-FM in Baltimore, WAOK-AM and WVEE-FM in Atlanta, WHOO-AM,

WHTQ-FM and WMMO-FM in Orlando. Upon the completion of the Granum Acquisition, the Company will be required to divest one FM station in Dallas in order to comply with the 1996 Telecom Act.

Note 4.  Property and Equipment

         A summary of property and equipment, at cost, for the years ended December 31, 1994 and 1995 follows:

                                                      1994             1995
                                                      ----             ----

                                                          (In Thousands)

Machinery, equipment and fixtures. . .           $23,765          $24,845
Land, buildings and improvements . . .             9,252           10,392
                                                 --------         --------

                                                 $33,017          $35,237
                                                 =======          =======


         For the years ended December 31, 1993, 1994 and 1995 depreciation expense was $4,791,000, $3,983,000 and $4,714,000.


Note 5.  Long-Term Debt

     Long-term debt at December 31, 1994 and 1995 consists of the following:

                                                        1994           1995
                                                        ----           ----
                                                           (In Thousands)

Bank Borrowings (a) . . . . . . . . . . . . . .      $331,750       $  84,750
10 3/8% Subordinated Debentures due 2002 (b) .        200,000         182,634
                                                     ---------       ---------
                                                     $531,750        $267,384
                                                     ========         ========




 (a) On December 22, 1994, the Company and its subsidiaries amended and restated its existing Credit Agreement to provide for aggregate borrowings of up to $700 million, including an acquisition facility of $250 million. As of December 31, 1995, the Company had additional borrowings available under the facility of approximately $615 million.

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

         In the normal course of business, the Company enters into a variety of interest rate protection agreements, options and swaps, in order to limit its exposure due to adverse fluctuations in interest rates. These instruments are executed with credit worthy financial institutions. As a matter of policy the Company does not engage in derivatives trading. Generally, payments and receipts associated with financial instruments used to manage interest rate risk are recognized along with the effects of associated transactions. As of December 31, 1995, the Company has entered into various interest rate protection agreements under which the Company's interest rate on $185 million of borrowings under the Credit Agreement is fixed at between 4.8% and 7% per annum, plus applicable margin.

 (b) At December 31, 1995, the fair value of the Company's 10 3/8% Senior Subordinated Notes was estimated to be $196,332,000 based on the quoted market prices for the same issue.



         The scheduled maturities of long-term debt for the next five years and after are as follows:

                  YEAR ENDING DECEMBER                        AMOUNT
                                                           (In Thousands)
                  1996.............................            $       0
                  1997.............................                    0
                  1998.............................               10,594
                  1999.............................               12,713
                  2000.............................               14,831
                  After 2000.......................              229,246
                                                              ----------
                                                                $267,384


         For years ended 1993, 1994 and 1995, the Company paid cash for interest of $34,625,000, $40,522,000 and $44,802,000, respectively.

         During 1995, the Company registered with the Securities and Exchange Commission, pursuant to a shelf registration statement, $500 million in aggregate principal amount of its debt securities.


Note 6.  Employee and Other Post Retirement Benefit Plans

         The Company has a qualified 401(k) profit sharing plan covering substantially all of its non-union full-time employees. For the years ended December 31, 1993, 1994 and 1995, no contributions to this plan were made by the Company.

         The Company does not provide any post retirement health care and life insurance benefits to its employees and, accordingly, has no liabilities for such benefits.

Note 7.  Income Taxes

         The provision for income taxes for the years ended December 31, 1993, 1994 and 1995, consisting of current state and local taxes, was $606,000, $890,000 and $1,588,000, respectively. No federal income taxes were provided in 1993, 1994 and 1995 as a result of available net loss carryforwards. Additionally, the value of the deferred tax asset resulting from the net operating loss carryforwards was offset by a valuation allowance of equal amount.

         At December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes which expire from 2003 to 2008 of approximately $32 million.

         For the years ended December 31, 1993, 1994 and 1995, the Company paid cash for income taxes of $135,000, $429,000 and $3,620,000, respectively.


Note 8.  Employee Stock Plans

          EMPLOYEE STOCK OPTION PLAN. The Company's 1988 Employee Stock Option Plan as amended provides for a grant of options to purchase 10,494,788 shares of the Company's Class A Common Stock and 1,771,875 shares of Class B Common Stock. The options are exercisable in equal amounts generally over five years from the date of grant. At December 31, 1994 and 1995, options for approximately 7,800,000 shares of Class A Common Stock had been cumulatively granted and options for 2,712,486 and 3,671,693 shares, respectively, were exercisable.

         EMPLOYEE DEFERRED SHARE PLAN. The Deferred Share Plan permits the grant of up to 541,443 Class A Deferred Shares and 1,761,681 Class B Deferred Shares to executives or other key employees of the Company.

         The following is a table summarizing the changes during the years ended December 31, 1994 and 1995 in options and deferred shares outstanding:

                                                      CLASS A COMMON STOCK


                                                   Deferred          Exercise
                                                  Shares and        Price Per
                                                    OPTIONS            SHARE

Outstanding as of December 31, 1993 . . . . .. .   5,493,038         .001-12.67
Granted/Issued. . . . . . . . . . . . . . . . . .  2,313,320         9.45-12.67
Canceled . . . . . . . . . . . . . . . . . . . .     (15,188)              3.46
Exercised. . . . . . . . . . . . . . . . . . . .    (553,233)          .06-3.90
                                                   ----------       ------------
      Total outstanding as of December 31,1994 .   7,237,937
Granted/Issued . . . . . . . . . . . . . . . . .        -
Canceled . . . . . . . . . . . . . . . . . . . .     (65,813)         3.90-11.55
Exercised. . . . . . . . . . . . . . . . . .  . .   (335,528)          .06-12.45
                                                   ----------        ===========
      Total outstanding as of December 31, 1995.   6,836,596
                                                   ==========

         During 1988, the Company issued options with an exercise price of $.012 per share to an officer of the Company to purchase 4,742,996 shares of the Company's Class B Common Stock. Through the year ended 1995, options to purchase 379,556 shares were exercised.

         In addition, the Company issued 253,125 options in 1993, 168,750 options in 1994 and 265,689 options and 29,705 Deferred Shares in 1995 to purchase shares of Class B Common Stock at an exercise price per share of $4.11, $11.33, $14.05 and $.002 per share, respectively.


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

         The Company has reserved 72,989 shares of Class A Common Stock, with an exercise price of $.001 and 20,104,934 shares of Class C Common Stock with an exercise price of $.001 for issuance upon the exercise of certain warrants and options outstanding as of December 31, 1995.


Note 10. Related Party Transactions

         As of December 31, 1995, the Company had accounts receivable from Westwood One amounting to approximately $4,550,324.


Note 11. Commitments and Contingencies

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

         The following is a summary of the future minimum rental commitments under existing leases:

                  YEAR ENDING DECEMBER 31,             AMOUNT
                                                  (In Thousands)
           1996  ..................................$   4,750
           1997  ..................................... 3,864
           1998  ......................................3,538
           1999  ......................................3,249
           2000  ......................................2,585
           After 2000................................  5,966
                                                     ---------
                                                   $  23,952

           Rent expense applicable to such leases amounted to approximately $3,079,000, $3,876,000 and $4,363,000 for the years ended December 31, 1993,
1994 and 1995, respectively.

           At December 31, 1995, the Company is committed to the purchase of broadcast rights for various sports events and other programming including
on-air  talent,   aggregating  approximately  $184 million.  The  aggregate
payments related to these commitments are as follows:

                                                              AMOUNT
                                                          (In Thousands)
           1996  ...........................................$ 50,540
           1997  .............................................50,484
           1998  .............................................32,831
           1999  ..........................................   28,285
           2000  ...........................................$ 21,810
                                                            --------
                                                            $183,950


Note 12. Intangible and Other Assets

           Intangible assets at cost, as of December 31, 1994 and 1995, include:


                                         1994               1995
                                         ----               ----
                                              (In Thousands)

FCC Licenses. . . . . . . . . . .     $318,671             $370,394
Goodwill. . . . . . . . . . . . .      152,724              152,724
Covenants not to compete . . . . .      60,000               45,000
Favorable leasehold interest. . .       30,742               30,260
                                      ---------            ---------
                                      $562,137             $598,378
                                      ========             ========



           For the years ended December 31, 1993, 1994 and 1995 amortization expense was $34,062,000, $42,623,000 and $45,768,000.

           Other assets include principally deferred financing costs and are amortized over the term of the financing.




Note 13.  Quarterly Financial Data (Unaudited)


                                         First       Second        Third      Fourth
                                        QUARTER     QUARTER       QUARTER    QUARTER       YEAR

(In Thousands Except Per Share Amounts)
1995
Net revenues. . . . . . . . . . . .     $62,327       $84,564     $84,098      $94,717     $325,706

Station operating expenses . . .         37,326        40,790      41,008       48,161      167,285

Operating income. . . . . . . . .        12,185        29,923      28,261       31,435      101,804

Net earnings. . . . . . . . . . . .         505        17,195      15,921       20,882       54,503

Net earnings per share . . . . . .          .01           .17         .16          .19          .53

Dividends per share . . . . . . .             -             -           -            -            -

1994
Net revenues. . . . . . . . . . . .     $48,183       $68,694     $74,641      $82,602     $274,120

Station operating expenses . . .         30,362        33,501      37,469       41,917      143,249

Operating income. . . . . . . . .         6,201        22,344      23,533       26,554       78,632

Net earnings (loss) . . . . . . . .      (3,864)       11,390      11,550       14,137       33,213

Net earnings (loss) per share. .          (0.04)         0.11        0.11         0.14         0.33

Dividends per share . . . . . . .             -             -           -            -            -

1993
Net revenues. . . . . . . . . . . .     $35,165       $53,036     $55,156      $61,165     $204,522

Station operating expenses . . .         22,797        26,029      28,645       32,130      109,601

Operating income. . . . . . . . .         3,026        15,245      15,078       17,883       51,232

Net earnings (loss) . . . . . . . .      (6,430)        5,684       5,994        9,087       14,335

Net earnings (loss) per share. .          (0.09)         0.06        0.06         0.09         0.15

Dividends per share . . . . . . .             -             -           -            -            -





                                                    SCHEDULE II

                                INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                                         Valuation and Qualifying Accounts

                                   Years Ended December 31, 1993, 1994, and 1995



                 COLUMN A                       COLUMN B                   COLUMN C                  COLUMN D        COLUMN E
                ----------                      --------                  ----------                 --------        --------

                                               Balance at       Charged to        Charged to                         Balance at
                                                Beginning       Costs and            Other                             End of
                    DESCRIPTION                 OF PERIOD        EXPENSES          ACCOUNTS          DEDUCTIONS        PERIOD
                                 (In Thousands)
1993
   Allowance for Doubtful Accounts . . . .        $ 882           $ 852               $-                $707           $1,027
                                                  =====           =====               ===               ====           ======

1994
   Allowance for Doubtful Accounts . . . .       $1,027           $1,441              $-                $933           $1,535
                                                 ======           ======              ===               ====           ======

1995
   Allowance for Doubtful Accounts . . . .       $1,535           $1,410              $-                $806           $2,139
                                                 ======           ======              ===               ====           ======
