Form 10-Q
period 1996-03-31
INFINITY BROADCASTING CORP
filed 1996-05-15
CIK 792863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1996     Commission file number 0-14702


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

                          Yes   X                  No
                              -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 1996, 76,415,735 shares of Class A Common Stock, excluding 4,226,217 treasury shares, 8,319,045 shares of Class B Common Stock and 1,116,257 shares of Class C Common Stock were outstanding.

                        INFINITY BROADCASTING CORPORATION

                                      INDEX

                                                                     Page No.
                                                                     -------
Part I.     Financial Information

  Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets...............      1

                  Condensed Consolidated Statements of Earnings.......      3

                  Condensed Consolidated Statements of Stockholders'
                  Equity..............................................      4

                  Condensed Consolidated Statements of
                  Cash Flows..........................................      5

                  Notes to Condensed Consolidated Financial
                  Statements..........................................      6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................      8

Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K..........................     10



               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
- ------    --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                   March 31,                Dec. 31,
                                     1996                     1995
                                 -----------               ----------
                                   (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents     $   27,592                $  20,340
   Receivables, net                 109,151                   86,720
   Prepaid expenses and other
     current assets                  10,947                    1,305
                                 -----------               ----------

      Total Current Assets          147,690                  108,365

Property and equipment, net          26,701                   20,561

Intangible assets, net            1,110,240                  451,220

Other assets                         19,663                   14,310
                                 -----------               ----------

                                 $1,304,294                $ 594,456
                                 ==========                ==========


See accompanying Notes to Condensed Consolidated Financial Statements

               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                             (Dollars in thousands)

                                               March 31,          Dec. 31,
                                                 1996               1995
                                               ---------         --------
                                             (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and other
     accrued expenses                         $   32,657       $   18,392
   Transit franchise fees payable                 13,540              -
   Accrued compensation                            8,663            6,799
   Accrued interest                                5,732            7,131
   Income taxes                                    7,488            4,866
   Other current liabilities                      37,795           15,892
                                               ----------        ---------

      Total Current Liabilities                  105,875           53,080
                                               ----------        ---------

Long-term debt                                   745,418          267,384
Deferred taxes                                   109,683              -
                                               ----------        ---------
Stockholders' equity:
   Preferred stock, $0.01 par value:
      1,000,000 shares authorized,
      none issued                                   -                -

   Class A Common Stock, $.002 par value:
      200,000,000 shares authorized;
      78,142,278 shares issued in
      1995 and 80,587,633 shares in 1996             161              156

   Class B Common Stock, $.002 par value:
      17,500,000 shares authorized; issued
      and outstanding 8,325,047 shares in
      1995 and 8,319,045 shares in 1996               17               17

   Class C Common Stock, $.002 par value:
      30,000,000 shares authorized;
      issued and outstanding
      1,116,257 shares in 1995 and 1996                2                2

Additional paid-in capital                       597,492          529,837

Retained earnings                               (194,672)        (196,338)
                                              -----------        ---------
                                                 403,000          333,674

Less treasury stock at cost,
  4,191,218 shares in 1995 and 1996              (59,682)         (59,682)
                                              -----------        ---------

Total stockholders' equity                       343,318          273,992
                                              -----------        ---------

                                              $1,304,294         $594,456
                                              ===========        =========

See accompanying Notes to Condensed Consolidated Financial Statements

                                        2



               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands except per share amounts)



                                            Three Months Ended

                                       March 31,               March 31,
                                         1996                    1995
                                    ------------            ------------
Total revenues                      $    96,189             $    72,031
   Less agency commissions               12,141                   9,704
                                    ------------            ------------

      Net revenues                       84,048                  62,327

Operating expenses excluding
   depreciation and amortization         53,453                  37,326
Depreciation and amortization            16,200                  11,572
Corporate general and
   administrative expenses                2,254                   1,244
                                    ------------            ------------

Operating income                         12,141                  12,185

Other income (expense)
   Interest expense                     (10,564)                (11,679)
   Interest income                          200                     101
                                    ------------            ------------

Earnings before income taxes              1,777                     607

Income taxes                                111                     102
                                    ------------            ------------

Net earnings                        $     1,666             $       505
                                    ============            ============

Net earnings per share              $       .01             $       .00
                                    -------------           ------------

Average shares and equivalents      113,758,662             100,866,938
                                    =============           ============

See accompanying Notes to Condensed Consolidated Financial Statements

               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)




                          Class A           Class B        Class C        Add'l
                        Common Stock     Common Stock    Common Stock    Paid-in    Retained      Treasury Stock
                         Shares Amt       Shares Amt      Shares Amt     Capital    Earnings    Shares       Amt       Total
                        ------  ----       ------ ---      ------ ---   --------   ----------   ------       ---       -----

Balance at Dec. 31,    78,142   $156       8,325  $17      1,116   $2   $529,837   $(196,338)    4,191   $(59,682)    $273,992
  1995

Net earnings for the
  three months
  ended March 31,
  1996                                                                                 1,666                             1,666

Issuance of Class A
  Common Stock          2,440      5                                      67,655                                        67,660


Conversion of
  Class B Common
  Stock to Class A
  Common Stock              6                (6)
                       ------   ----      ------  ---      -----  ---   --------   ----------    -----   --------      --------

Balance at March
  31, 1996
 (Unaudited)           80,588   $161      8,319   $17      1,116   $2   $597,492   $(194,672)    4,191   $(59,682)    $343,318
                       ======   ====      ======  ===      =====  ===   ========   ==========    =====   ========     ========



See accompanying Notes to Condensed Consolidated Financial Statements

               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)


                                                       March 31,      March 31,
                                                          1996           1995
                                                       ----------    -----------
Net cash flow from operating activities:
   Net earnings                                        $   1,666    $       505
   Depreciation and amortization                          16,200         11,572
   Amortization of deferred financing costs                  537            507
                                                       ----------    -----------

                                                          18,403         12,584

   Decrease in receivables                                11,579         15,670
   Increase in other current assets                       (1,566)          (515)
   Decrease in accounts payable and accrued expenses      (2,289)        (4,677)

   Decrease in accrued interest                           (1,399)        (4,892)

   Other, net                                                (89)            36
                                                       ----------    -----------

Net cash flow from operating activities                   24,639         18,206
                                                       ----------    -----------

Investing Activities:
   Capital expenditures                                      772            358
   Acquisitions:
      Intangibles                                        564,353            -
      Property and Equipment                               6,552            -
      Other assets                                        47,886
      Less:  Liabilities                                 (57,496)           -
                                                       ----------    -----------

Net cash used for investing activities                   562,067            358
                                                       ----------    -----------

Cash provided (required) before financing
  activities                                            (537,428)        17,848
                                                       ==========     ==========

Financing Activities:
   Borrowings under debt agreements                      503,717            -
   Reduction of debt                                     (20,717)       (12,000)
   Reduction of debt - 10 3/8% sub debt                   (5,980)
   Proceeds from issuance of stocks                       67,660            317
   Financing costs                                          -              (600)
   Repurchase of Class A Common Stock                       -            (3,663)
                                                       ----------     ----------

      Net financing activities                           544,680        (15,946)
      Increase in cash and cash
         equivalents                                      (7,252)        (1,902)
                                                       ----------     ----------

      Total financing activities                       $ 537,428      $ (17,848)
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

          Interim periods are not necessarily indicative of results to be expected for the year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto of the Company for the year ended December 31, 1995.

          The consolidated financial statements include the accounts of the Company and its subsidiaries, which are all wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

          Earnings per common share are based on the weighted average number of common shares and common equivalent shares outstanding during the period.

          On May 12, 1995, the Company declared a three-for-two stock split in the form of a stock dividend payable on May 19, 1995 to shareholders of record at the close of business on May 12, 1995. On March 19, 1996, the Company declared a three-for-two stock split in the form of a stock dividend payable on April 11, 1996 to shareholders of record at the close of business on March 28, 1996. The accompanying financial statements reflect the effect of the above stock dividends.


2.  Acquisitions
    ------------

          In April 1995, the Company acquired Dallas/Ft. Worth radio station KLUV-FM from TK Communications, Inc. for approximately $51 million, plus costs.

          In January 16, 1996 the Company completed the acquisition of radio stations KYNG-FM and KSNN-FM in Dallas, KFRC-FM, KFRC-AM and KYCY-FM in San Francisco, WYCD-FM in Detroit and KYCW-FM in Seattle (the "Alliance Stations") from various entities affiliated with Alliance Broadcasting, Inc. for approximately $275 million, plus costs. On February 7, 1996, the Company entered into an agreement to sell its Seattle radio station KYCW-FM for approximately $26 million plus assumption of certain obligations.

          In March 26, 1996, the Company completed the acquisition of all the outstanding stock of TDI Worldwide, Inc., a leading seller of advertising space on buses and transit systems, for approximately $300 million.

          The purchase price of the above acquisitions were funded by borrowings under the Company's bank credit agreement (the "Credit Agreement") and issuance of approximately 2.4 million shares of the Company's Class A Common Stock.

          The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of 1996 and 1995, after giving effect to certain adjustments, including amortization of intangible assets and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.


                                             Three Months Ended March 31,

                                           1996                       1995
                                           ----                       ----

                                                     (Unaudited)

Net revenues                            $  131,835              $  116,077

Net earnings (loss)                         (2,307)                (13,130)

Net earnings (loss) per common
share                                         (.02)                   (.13)





          On March 4, 1996, the Company entered into an agreement to acquire 12 radio stations owned by various subsidiaries of Granum Holdings, L.P. for approximately $410 million (the "Granum Acquisition"). The radio stations are KRBV-FM, KHVN-AM and KOAI-FM in Dallas/Ft. Worth, WBOS-FM and WOAZ-FM in Boston, WCAO-AM and WXYV-FM in Baltimore, WAOK-AM and WVEE-FM in Atlanta, WHOO-AM, WHTQ-FM and WMMO-FM in Orlando. Upon completion of the Granum Acquisition, the Company will be required to divest one FM station in Dallas in order to comply with the recently enacted Telecommunications Act of 1996.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS
             -----------------------------------


RESULTS OF OPERATIONS
- ---------------------
FIRST QUARTER OF 1996 COMPARED TO FIRST QUARTER OF 1995
- -------------------------------------------------------

          Net revenues for the first quarter of 1996 were $84,048,000 as compared to $62,327,000 for the first quarter of 1995, an increase of approximately $21,721,000 or 35%. The increase was due principally to higher advertising revenues at the Company's stations, the acquisitions of KLUV-FM (Dallas/Ft. Worth) effective April 21, 1995, the Alliance Stations effective January 16, 1996 and the acquisition of TDI Worldwide, Inc., effective March 26, 1996. On a pro forma basis, assuming all of the above acquisitions had occurred as of the beginning of 1995, the Company's net revenues for the first quarter of 1996 would have increased by approximately 13%.

          Operating expenses excluding depreciation and amortization for the first quarter of 1996 were $53,453,000 as compared to $37,326,000 for the first quarter of 1995, an increase of approximately $16,127,000 or 43%. The increase was principally due to the acquisitions of KLUV-FM, the Alliance Stations and TDI Worldwide, Inc., expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1995, operating expenses excluding depreciation and amortization for the first quarter of 1996 would have increased by approximately 12%.

          Depreciation and amortization expense for the first quarter of 1996 was $16,200,000 as compared to $11,572,000 for the first quarter of 1995, an increase of approximately $4,628,000 or 40%. The increase was principally due to the depreciation and amortization expense associated with the above acquisitions.

          Operating  income  for the first  quarter of 1996 was  $12,141,000  as compared to $12,185,000 for the first quarter of 1995, a decrease of approximately $44,000. The decrease was due to higher depreciation and amortization expense associated with the above acquisitions.

          Net financing expense (defined as interest expense less interest income) for the first quarter of 1996 was $10,364,000 as compared to $11,578,000 for the first quarter of 1995, a decrease of approximately $1,214,000 or 10%. The decrease was due principally to lower debt levels, in part as a result of the proceeds of approximately $269,000,000 from a public offering of shares of the Company's Class A Common Stock in 1995, offset by borrowings in connection with the above acquisitions.

          Net income for the first quarter of 1996 was $1,666,000 ($0.01 per share) as compared to a net income of $505,000 ($0.00 per share) for the first quarter of 1995, an increase of approximately $1,161,000 or 230%.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

          For the first quarter of 1996, net cash flow from operating activities was approximately $24,600,000, as compared to $18,200,000 for the first quarter of 1995, an increase of approximately $6,400,000. The increase was principally due to improved earnings in 1996.

          During the three months ended March 31, 1996, the Company paid down approximately $27 million of long-term debt.

          In January 1996, the Company completed the acquisition of the Alliance Stations for approximately $275 million. In March 1996, the Company completed the acquisition of all of the outstanding stock of TDI Worldwide, Inc. for approximately $300 million. The purchase price of the above acquisitions were funded by borrowings of approximately $505 million and through the issuance of approximately 2.4 million newly issued shares of Class A Common Stock.

          As of March 31, 1996, the Company had undrawn borrowing capacity of approximately $132,000,000 under the Credit Agreement.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

(a)  EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION OF EXHIBIT
- -------                ----------------------

2(a)   -   Asset  Purchase  Agreement,  dated as of September 12, 1994, by and between TK Communications, Inc. and Infinity Broadcasting Corporation of Dallas. (This exhibit can be found as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-14702) and is incorporated herein by reference.)
2(b)   -   Purchase  Agreement,  dated  September 22, 1995,  among each of the entities identified in Schedule 1.0(a) thereto, Alliance Broadcasting, L.P., each of the entities identified in Schedule 1.0(b) thereto, Infinity Broadcasting Corporation of Los Angeles and the Company. (This exhibit can be found as Exhibit 2(a) to the Company's Report on Form 8-K dated September 27, 1995 (File No. 0-14702) as is incorporated herein by reference.)
2(c)   -   Stock  Purchase  Agreement,  dated as of February 22, 1996,  by and among the Company, William M. Apfelbaum, and each of the other stockholders of TDI Worldwide, Inc. identified on Schedule 4.2 thereto. (This exhibit can be found as Exhibit 2(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-14702) as is incorporated herein by reference.)
2(d)   -   Stock Purchase  Agreement,  dated as of March 3, 1996,  between the
           Company  and  Granum  Holdings  L.P.  (This  exhibit  can be found as
           Exhibit 2(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-14702) as is incorporated herein by reference.)
27     -   Financial Data Schedule.

(b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            INFINITY BROADCASTING CORPORATION
                                                      (Registrant)




                                                   /S/ FARID SULEMAN
                                             --------------------------------
                                             Farid Suleman,
                                             Vice President-Finance/
                                             Chief Financial Officer



Dated:  May 15, 1996