Form 10-Q
period 1996-09-30
INFINITY BROADCASTING CORP
filed 1996-11-14
CIK 792863

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996    Commission file number 0-14702


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

   Yes   X         No
        ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 1996, 78,297,250 shares of Class A Common Stock, excluding 4,370,517 treasury shares, and 8,310,465 shares of Class B Common Stock.

                       INFINITY BROADCASTING CORPORATION

                                     INDEX


                                                                       Page No.
                                                                       --------
Part I.  Financial Information

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets  . . . . . . . . . . .     1

            Condensed Consolidated Statements of Income  . . . . . . . .     3

            Condensed Consolidated Statements of Cash Flows  . . . . . .     4

            Notes to Condensed Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . . . . . .     5

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . .     7

Part II.  Other Information

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    10

               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          Sept. 30,                Dec. 31,
                                                             1996                    1995
                                                          ----------               --------
                                                          (Unaudited)
 ASSETS

 Current assets:
   Cash and cash equivalents                              $    17,524              $  20,340
   Receivables, net                                           168,854                 86,720
   Prepaid expenses and other current assets                   17,619                  1,305
                                                           ----------              ---------
     Total Current Assets                                     203,997                108,365

 Property and equipment, net                                   40,744                 20,561

 Intangible assets, net                                     1,441,374                451,220

 Other assets                                                  20,759                 14,310
                                                           ----------              ---------
                                                           $1,706,874              $ 594,456
                                                           ==========              =========


See accompanying Notes to Condensed Consolidated Financial Statements

           INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

                         (DOLLARS IN THOUSANDS)

                                                                               Sept. 30,              Dec. 31,
                                                                                 1996                   1995
                                                                               ---------              --------
                                                                              (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and other accrued expenses                                $   33,856           $   18,392
   Transit franchise fees payable                                                 15,977
   Accrued compensation                                                           11,528                6,799
   Accrued interest                                                                2,563                7,131
   Income taxes                                                                    3,854                4,866
   Other current liabilities                                                      51,721               15,892
                                                                              ----------           ----------
           Total current liabilities                                             119,499               53,080
                                                                              ----------           ----------

 Long-term debt                                                                1,113,294              267,384
 Deferred taxes                                                                   81,228
 Stockholders' equity:
   Preferred stock, $0.01 par value:
      1,000,000 shares authorized, none issued

   Class A Common Stock, $.002 par value:
      200,000,000 shares authorized; 81,511,257 shares issued
      in 1996 and 78,142,278 shares issued in 1995.                                  163                  156

   Class B Common Stock, $.002 par value:
      17,500,000 shares authorized; issued and outstanding
      8,310,465 shares in 1996 and 8,325,047 shares in 1995.                          17                   17

   Class C Common Stock, $.002 par value:
      30,000,000 shares authorized; issued and outstanding
      1,116,257 shares in 1996 and 1995.                                               2                    2

 Additional paid-in capital                                                      597,915              529,837

 Retained earnings (deficit)                                                    (140,741)            (196,338)
                                                                              ----------           ----------
                                                                                 457,356              333,674

 Less treasury stock at cost, 4,370,517 shares in 1996 and
 4,191,218 shares in 1995                                                        (64,503)             (59,682)
                                                                              ----------           ----------

 Total stockholders' equity                                                      392,853              273,992
                                                                              ----------           ----------
                                                                              $1,706,874           $  594,456
                                                                              ==========           ==========

See accompanying Notes to Condensed Consolidated Financial Statements

               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                Three Months Ended                    Nine Months Ended
                                           Sept. 30,          Sept. 30,          Sept. 30,           Sept. 30,
                                             1996               1995               1996                1995
                                           ---------          ---------          ---------           ---------
 Total revenues                            $ 229,410         $  95,785           $ 526,282           $ 264,947

   Less agency commissions                    28,330            11,687              64,038              33,958
                                           ---------         ---------           ---------           ---------

     Net revenues                            201,080            84,098             462,244             230,989

 Operating expenses
   excluding depreciation
   and amortization                          129,715            41,008             294,869             119,124

 Depreciation and amortization                23,321            13,342              58,853              37,342
 Corporate general and
   administrative expenses                     1,733             1,487               5,781               4,154
                                           ---------         ---------           ---------           ---------

 Total operating expenses                    154,769            55,837             359,503             160,620
                                           ---------         ---------           ---------           ---------

 Operating income                             46,311            28,261             102,741              70,369

 Other income (expense)

   Interest expense                          (20,575)          (12,046)            (45,464)            (35,929)
   Interest income                               342               107                 722                 268

   Other, net                                  1,047                --               1,047                  --
                                           ---------         ---------          ----------            --------

 Earnings before income taxes                 27,125            16,322              59,046              34,708

 Income taxes                                  2,104               401               3,449               1,087
                                           ---------         ---------           ---------            --------

 Net income                                $  25,021         $  15,921           $  55,597            $ 33,621
                                           =========         =========           =========            ========
 Net income per share                      $     .21         $     .16           $     .48                 .33
                                           =========         =========           =========            ========

 Average weighted common shares
   and equivalents                       116,389,563       100,663,248         115,454,506         100,829,464
                                         ===========       ===========         ===========         ===========


See accompanying Notes to Condensed Consolidated Financial Statements

               INFINITY BROADCASTING CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                               Sept. 30,     Sept. 30,
                                                                                 1996          1995
                                                                              ----------    ----------
 Net cash flow from operating activities:
   Net income                                                                $   55,597      $   33,621
   Depreciation and amortization                                                 58,853          37,342
   Equity in income of investment                                                (1,077)             --
   Amortization of deferred financing costs                                       1,510           1,528
                                                                             ----------      ----------
                                                                                114,883          72,491
   Increase in receivables                                                      (34,152)         (3,147)
   Increase in other current assets                                              (8,761)         (4,826)
   Decrease in accounts payable
     and accrued expenses                                                        (4,633)         (1,201)
   Decrease in accrued interest                                                  (4,568)         (6,065)
   Other, net                                                                      (313)         (3,901)
                                                                             ----------      ----------

 Net cash flow from operating activities                                         62,456          53,351
                                                                             ----------      ----------
 Investing Activities:
   Capital expenditures                                                           3,686           1,757
   Acquisitions:
      Intangibles                                                               961,124          52,837
      Property and Equipment                                                     21,750             200
      Other assets                                                               56,507
      Less Class A Common Stock issued                                          (67,189)             --
      Less liabilities                                                          (77,354)         (2,415)
                                                                             ----------      ----------
 Net cash used for investing activities                                         898,524          52,379
                                                                             ----------      ----------

 Cash provided (required) before financing activities                          (836,068)            972
                                                                             ==========      ==========
 Financing Activities:
   Borrowings under debt agreements                                             928,896          50,000
   Repayment of debt                                                            (54,454)        (29,150)
   Redemption of 10 3/8% subordinated debentures                                (30,265)             --
   Proceeds from issuance of Class A Common Stock                                   896             602
   Financing costs                                                               (7,000)           (792)
   Repurchase of Class A Common Stock                                            (4,821)        (20,138)
                                                                             ----------      ----------

      Net financing activities                                                  833,252             522
      (Increase) decrease in cash and cash equivalents                            2,816         (1,494)
                                                                             ----------      ----------

      Total financing activities                                             $  836,068      $     (972)
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

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment in Westwood One, Inc. is accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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


2.  ACQUISITIONS AND DISPOSITIONS

         In April 1995, the Company acquired Dallas/Ft. Worth radio station KLUV-FM from TK Communications, Inc. for approximately $51 million, plus costs.

         On January 16, 1996 the Company acquired radio stations KYNG-FM and KEWS-FM (formerly known as KSNN-FM) in Dallas, KFRC-FM, KFRC-AM and KYCY-FM in San Francisco, WYCD-FM in Detroit and KYCW-FM in Seattle (the "Alliance Stations") from various entities affiliated with Alliance Broadcasting, Inc. for approximately $275 million, plus costs. On May 22, 1996, the Company completed the sale of its Seattle radio station KYCW-FM to EZ Communications for $26 million.

         In March 1996, the Company acquired all of the outstanding stock of TDI Worldwide, Inc. ("TDI"), a leading seller of advertising space on buses and transit systems, for approximately $300 million.

         On June 27, 1996, the Company completed the acquisition of twelve radio stations from Granum Holdings L.P. for approximately $425 million including working capital. The radio stations are KRBV-FM, KHVN-AM and KOAI-FM in Dallas/Ft. Worth, WBOS-FM and WOAZ-FM in Boston, WCAO-AM and WXYV-FM in Baltimore, WAOK-AM and WVEE-FM in Atlanta and WHTQ-FM, WMMO-FM and WHOO-AM in Orlando (the "Granum Stations").

         The purchase price of the above acquisitions were funded by borrowings under the Company's bank credit agreement (the "Credit Agreement") and issuance of approximately 2.4 million shares of the Company's Class A Common Stock.

         In September 1996, the Company entered into an agreement to sell its Dallas radio station KEWS-FM for $32 million to Salem Communications Corp. ("Salem") and as part of the consideration, the Company will receive Salem's Dallas station KDFX-AM.

         The following unaudited pro forma summary presents the consolidated results of operations as if the above transactions had occurred as of the beginning of 1996 and 1995, after giving effect to certain adjustments, including amortization of intangible assets and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the above transactions been made as of those dates or of results which may occur in the future.

                                                 Nine Months Ended September 30,
                                                    1996                  1995
                                                    ----                  ----
                                                          (Unaudited)
          Net revenues                            $537,258             $475,323

          Net income                                48,145               18,201

          Net income per common share                  .42                  .18


         In May 1996, the Company entered into an agreement with Cox Broadcasting, Inc. ("Cox") to swap radio stations in Orlando for Cox's radio stations in Chicago. The Cox stations in Chicago are WCKG-FM and WYSY-FM. The Infinity stations are WHTQ-FM, WMMO-FM and WHOO-AM in Orlando, which Infinity acquired from Granum Holdings L.P. In addition, the Company has agreed to pay Cox $20 million. The transaction has been structured as a tax-free like-kind exchange. The acquisition is pending regulatory approval. In August 1996, the Company entered in an agreement to sell WYSY-FM to Spanish Broadcasting System, Inc. for $33 million upon completion of the Company's acquisition of the station from Cox as well as the approval of the Merger, as described below.

     In October 1996, the Company entered into an agreement to sell its Dallas station KDMM-AM for $675,000 to Marcos Rodriguez, Inc.

3.  PROPOSED BUSINESS COMBINATION WITH WESTINGHOUSE ELECTRIC CORPORATION

         On June 20, 1996, Westinghouse Electric Corporation, a Pennsylvania corporation ("Westinghouse"), R Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Westinghouse ("Sub"), and the Company entered into an Agreement and Plan of Merger dated as of such date (the "Merger Agreement"). The Merger Agreement provides for the merger (the "Merger") of Sub with and into the Company, with the Company as the surviving corporation following the Merger. The Merger Agreement provides, subject to the terms and conditions set forth therein, for the Company's stockholders to receive, at the effective time of the Merger, the right to receive 1.71 shares of the Common Stock, par value $1.00 per share, of Westinghouse in exchange for each share of Common Stock of the Company. Following the Merger, the Company will be a wholly owned subsidiary of Westinghouse.

         Consummation of the Merger is conditioned on, among other things, the entry of the Stipulation and Order setting forth the terms of the settlement reached by the Company and Westinghouse with the Department of Justice regarding certain antitrust issues, the approval of the Federal Communications Commission, the approval of the stockholders of Westinghouse and the approval of the stockholders of the Company.

         In addition, on June 20, 1996, Westinghouse and the holders of the Company's Class B Common Stock entered into a Stockholder Agreement, dated as of such date (the "Stockholder Agreement"). The Stockholder Agreement provides, subject to the terms and conditions thereof, that the stockholders signatory thereto will vote their shares of Common Stock of the Company in favor of the approval and adoption of the Merger Agreement and the transactions contemplated thereby. Together, such signatory stockholders hold a majority of the combined voting power of the outstanding Common Stock of the Company, and, subject to certain limitations set forth in the Company's Restated Certificate of Incorporation, are therefore able to control the vote on all matters submitted to a vote of the Company's stockholders, including the approval and adoption of the Merger Agreement and the transactions contemplated thereby.

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRD QUARTER OF 1996 COMPARED TO THIRD QUARTER OF 1995

         Net revenues for the third quarter of 1996 were $201,080,000 as compared to $84,098,000 for the third quarter of 1995, an increase of approximately $116,982,000 or 139%. The increase was due principally to higher advertising revenues at most of the Company's stations, the acquisitions of the Alliance Stations effective January 16, 1996, the acquisition of TDI, effective March 26, 1996 and the acquisition of the Granum Stations effective June 27, 1996. On a pro forma basis, assuming all of the above acquisitions had occurred as of the beginning of 1995, net revenues for the third quarter of 1996 would have increased by approximately 15%.

         Operating expenses excluding depreciation and amortization for the third quarter of 1996 were $129,715,000 as compared to $41,008,000 for the third quarter of 1995, an increase of approximately $88,707,000 or 216%. The increase was principally due to the above acquisitions, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1995, operating expenses for the third quarter of 1996 would have increased by approximately 19%.

         Depreciation and amortization expense for the third quarter of 1996 was $23,321,000 as compared to $13,342,000 for the third quarter of 1995, an increase of approximately $9,979,000 or 75%. The increase was principally due to the depreciation and amortization expense associated with the above acquisitions.

         Operating income for the third quarter of 1996 was $46,311,000 as compared to $28,261,000 for the third quarter of 1995, an increase of approximately $18,050,000 or 64%. The increase was due principally to improved results at the Company's radio stations and the effect of the above acquisitions.

         Net financing expense (defined as interest expense less interest income) for the third quarter of 1996 was $20,233,000 as compared to $11,939,000 for the third quarter of 1995, an increase of approximately $8,294,000 or 69%. The increase was due principally to additional borrowings in connection with the above acquisitions.

         Net income for the third quarter of 1996 was $25,021,000 as compared to $15,921,000 for the third quarter of 1995, an increase of approximately $9,100,000 or 57%.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net revenues for the nine months ended September 30, 1996 were $462,244,000 as compared to $230,989,000 for the first nine months of 1995, an increase of approximately 100%. The increase was due principally to higher advertising revenues at most of the Company's stations, and the acquisitions of the Alliance Stations, TDI and the Granum stations. On a pro forma basis, assuming the above acquisitions and the acquisition of KLUV-FM had occurred as of the beginning of 1995, net revenues for the first nine months of 1996 would have increased by approximately 13%.

         Operating expenses excluding depreciation and amortization for the nine months ended September 30, 1996 were $294,869,000 as compared to $119,124,000 for the first nine months of 1995, an increase of approximately 148%. The increase was principally due to the above acquisitions, expenses associated with higher revenues and higher programming expenses. On a pro forma basis, assuming the above acquisitions had occurred as of the beginning of 1995, operating expenses for the first nine months of 1996 would have increased by approximately 14%.

         Depreciation and amortization expense for the first nine months of 1996 was $58,853,000 as compared to $37,342,000 for the first nine months of 1995, an increase of approximately 58%. The increase was due to the depreciation and amortization expense associated with the above acquisitions.

         Operating income for the first nine months of 1996 was $102,741,000 as compared to $70,369,000 for the first nine months of 1995, an increase of approximately 46%. The increase was due principally to improved results at the Company's radio stations and the effect of the above acquisitions.

         Net financing expense (defined as interest expense less interest income) for the first nine months of 1996 was $44,742,000 as compared to $35,661,000 for the first nine months of 1995, an increase of approximately 25%. The increase was due principally to borrowings in connection with the above acquisitions.

         Net income for the first nine months of 1996 was $55,597,000 ($0.48 per share) as compared to $33,621,000 ($0.33 per share) for the first nine months of 1995, an increase of approximately 65%.


LIQUIDITY AND CAPITAL RESOURCES

         For the first nine months of 1996, net cash flow from operating activities before working capital requirements was approximately $114,883,000, as compared to $72,491,000 for the first nine months of 1995, an increase of approximately $42,392,000. The increase was principally due to improved earnings in 1996 and was used principally to fund working capital requirements.

         During the nine months ended September 30, 1996, the Company purchased approximately $5 million of treasury stock and paid down approximately $85 million of long-term debt.

         In January 1996, the Company completed the acquisition of the Alliance Stations for approximately $275 million. In March 1996, the Company completed the acquisition of TDI for approximately $300 million. In June 1996, the Company completed the acquisition of the Granum Stations for approximately
$425 million including working capital. The purchase price of the above acquisitions were funded by borrowings of approximately $930 million and through the issuance of approximately 2.4 million newly issued shares of Class A Common Stock.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS.


EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------

 2(a)     --     Asset Purchase Agreement, dated as of September 12, 1994, by and between TK Communications, Inc. and Infinity Broadcasting
                 Corporation of Dallas.  (This exhibit can be found as Exhibit
                 2(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-14702) and is incorporated herein by reference.)

 2(b)     --     Purchase Agreement, dated September 22, 1995, among each of the entities identified in Schedule 1.0(a) thereto, Alliance
                 Broadcasting, L.P., each of the entities identified in
                 Schedule 1.0(b) thereto, Infinity Broadcasting Corporation of
                 Los Angeles and the Company. (This exhibit can be found as Exhibit 2(a) to the Company's Report on Form 8-K dated
                 September 27, 1995 (File No. 0-14702) as is incorporated herein by reference.)

 2(c)     --     Stock Purchase Agreement, dated as of February 22, 1996, by and among the Company, William M. Apfelbaum, and each of the other stockholders of TDI Worldwide, Inc. identified on
                 Schedule 4.2 thereto.  (This exhibit can be found as Exhibit
                 2(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-14702) as is incorporated herein by reference.)

 2(d)     --     Stock Purchase Agreement, dated as of March 3, 1996, between the Company and Granum Holdings L.P. (This exhibit can be found as Exhibit 2(j) to the Company's Annual Report on Form
                 10-K for the year ended December 31, 1995 (File No. 0-14702) as is incorporated herein by reference.)

 2(e)     --     Agreement and Plan of Merger, dated as of June 20, 1996, among
                 Westinghouse Electric Corporation, R Acquisition Corp. and the
                 Company. (This exhibit can be found as Exhibit 2 to the Company's Current Report on Form 8-K dated July 1, 1996 (File
                 No. 0- 14702) and is incorporated herein by reference.)

 2(f)     --     Asset Exchange Agreement, dated as of June 26, 1996, by and among WCKG, Inc., Cox Broadcasting, Inc., GCI Orlando
                 Holdings, Inc. and the Company, including a list of omitted schedules and an undertaking by the Company to furnish supplementally a copy of any such omitted schedule to the Securities and Exchange Commission upon request.

 2(g)     --     Asset Purchase Agreement, dated August 22, 1996, between
                 Infinity Holdings Corp. of Orlando and Spanish Broadcasting
                 System, Inc., including a list of omitted schedules and an undertaking by the Company to furnish supplementally a copy of any such omitted schedule to the Securities and Exchange
                 Commission upon request.

 2(h)    --      Asset Purchase Agreement, dated as of September 30, 1996,
                 between Infinity Broadcasting Corporation of Dallas and
                 Inspiration Media of Texas, Inc., including a list of omitted schedules and an undertaking by the Company to furnish supplementally a copy of any such omitted schedule to the Securities and Exchange Commission upon request.

 2(i)    --      Asset Purchase Agreement, dated as of October 10, 1996,
                 between Infinity Broadcasting Corporation of Texas and Marcos
                 Rodriguez, Inc., including a list of omitted schedules and an undertaking by the Company to furnish supplementally a copy of any such omitted schedule to the Securities and Exchange
                 Commission upon request.

 27      --      Financial Data Schedule.

 99(a)   --      Stockholder Agreement, dated as of June 20, 1996, among
                 Westinghouse Electric Corporation and the other signatories thereto. (This exhibit can be found as Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 1, 1996 (File
                 No. 0-14702) and is incorporated herein by reference.)


(b) Reports on Form 8-K

         The Company filed a Report on Form 8-K dated July 1, 1996, with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange (the "NYSE") in response to Items 1 and 7 of the Form 8-K. It reported, under
Item 1, that Westinghouse Electric Corporation ("Westinghouse"), R Acquisition Corp., a wholly owned subsidiary of Westinghouse ("Sub"), and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") which provides, subject to the terms and conditions set forth therein, for the merger of Sub with and into the Company.

         The Company filed a Report on Form 8-K dated July 10, 1996, with the SEC and the NYSE in response to Item 2 of the Form 8-K. It reported the completion of the acquisition of twelve radio stations located in Dallas-Fort Worth, Boston, Baltimore, Atlanta and Orlando (the "Stations") from various subsidiaries of Granum Holdings L.P. for a total purchase price of $410 million plus working capital. On September 5, 1996, the Company filed a Report on Form 8-K/A, with the SEC and the NYSE, reporting in response to Item 7 of the Form 8-K. Item 7 contained the financial statements of the operating subsidiaries of Granum Holdings L.P. at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 and unaudited pro forma combined statements of operations data for the year ended December 31, 1995 and the six months ended June 30, 1996, reflecting the acquisition of the Stations.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INFINITY BROADCASTING CORPORATION
                                          (Registrant)


                                /s/   FARID SULEMAN
                               -------------------------------
                               Farid Suleman,
                               Vice President-Finance/
                               Chief Financial Officer


Dated:  November 14, 1996