Form 10-Q/A
period 1996-09-30
INFINITY BROADCASTING CORP
filed 1997-03-13
CIK 792863

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A

                               AMENDMENT NO. 1 TO
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996    Commission file number 0-14702


                       INFINITY BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)


        Delaware                                      13-2766282
(State of incorporation)                           (I.R.S. Employer
                                                  Identification No.)

                              40 West 57th Street
                              New York, NY  10019
                    (Address of principal executive offices)

                                 (212)314-9200
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 78,641,353 shares of Class A Common Stock and 5,550,031 shares of Class B Common Stock as of December 31, 1996.

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
                 among WCKG, Inc., Cox Broadcasting, Inc., GCI Orlando
                 Holdings, Inc. and the Company. (This exhibit can be found as Exhibit 2(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-14702) and is incorporated herein by reference.)

 2(g)     --     Asset Purchase Agreement, dated August 22, 1996, between
                 Infinity Holdings Corp. of Orlando and Spanish Broadcasting
                 System, Inc. (This exhibit can be found as Exhibit 2(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1996 (File No. 0-14702) and is incorporated herein by reference.)

 2(h)    --      Asset Purchase Agreement, dated as of September 30, 1996,
                 between Infinity Broadcasting Corporation of Dallas and
                 Inspiration Media of Texas, Inc., (This exhibit can be found as Exhibit 2(h) to the Company's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1996 (File
                 No. 0-14702) and is incorporated herein by reference.)

 2(i)    --      Asset Purchase Agreement, dated as of October 10, 1996,
                 between Infinity Broadcasting Corporation of Texas and Marcos
                 Rodriguez, Inc., (This exhibit can be found as Exhibit 2(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-14702) and is incorporated herein by reference.)

 27      --      Financial Data Schedule.

 99(a)   --      Stockholder Agreement, dated as of June 20, 1996, among
                 Westinghouse Electric Corporation and the other signatories thereto. (This exhibit can be found as Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 1, 1996 (File
                 No. 0-14702) and is incorporated herein by reference.)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                               INFINITY BROADCASTING CORPORATION
                                          (Registrant)


                                /s/   FARID SULEMAN
                               -------------------------------
                               Farid Suleman,
                               Vice President-Finance/
                               Chief Financial Officer


Dated:  March 13, 1997